Form 10-Q
period 1996-03-31
J&L SPECIALTY STEEL INC
filed 1996-05-13
CIK 912599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                    or

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______  to  _______

                       Commission file number 1-11126-60

                           J&L SPECIALTY STEEL, INC.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                             25-1564186
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

P.O. Box  3373
One PPG Place, Pittsburgh, PA                           15230-3373
(Address of principal executive offices)                (Zip code)

                                  412-338-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  / X /   No /   /

Number of shares of Common Stock outstanding as of April 28, 1996: 38,670,000

                           J&L SPECIALTY STEEL, INC.
                                 SEC FORM 10-Q
                          Quarter Ended March 31, 1996

                                     Index


                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Statements
            of Income                                           3

          Condensed Consolidated Balance Sheets                 4

          Condensed Consolidated Statements of
            Cash Flows                                          5

          Notes to Condensed Consolidated
            Financial Statements                                6

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and
            Results of Operations                               7


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                      9

 Signature                                                     10

                               PART I. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL  STATEMENTS

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
Trade sales, net                                     $171,861    $219,610
Sales to affiliates, net                               13,065      22,037
                                                     --------    --------
  Total sales, net                                    184,926     241,647
Cost of products sold                                 152,045     196,038
Depreciation and amortization expenses                  5,695       5,602
                                                     --------    --------
  Gross profit                                         27,186      40,007
Selling, general and administrative
 expenses                                               4,846       4,655
Research and technology expense                         1,535         947
                                                     --------    --------
  Operating income                                     20,805      34,405
Interest income                                          (158)       (507)
Interest expense                                        1,213       2,901
Other expense, net                                        304         149
                                                     --------    --------
  Income before income taxes                           19,446      31,862
Income taxes                                            8,764      13,901
                                                     --------    --------
  Net income                                         $ 10,682    $ 17,961
                                                     ========    ========

Per share data:
  Net income per common share                        $    .28    $    .46
                                                     ========    ========

  Dividends declared per common share                $    .10    $    .09
                                                     ========    ========

  Weighted average number of common
  shares outstanding                               38,670,000  38,670,000



 The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                   March 31,     Dec. 31,
                    ASSETS                           1996          1995
                                                   --------      --------
                                                  (unaudited)
Current assets:
 Cash and cash equivalents                         $  1,379      $ 35,428
 Trade receivables, less allowances of
  $4,380 and $4,336, respectively                    89,020        64,575
 Trade receivables from affiliates                    8,437         7,523
 Inventories                                        163,553       161,787
 Deferred income taxes                                9,718         9,326
 Prepaid expenses and other current assets              901         1,192
                                                   --------      --------
   Total current assets                             273,008       279,831
                                                   --------      --------
Property, plant and equipment, net                  230,021       217,060
Goodwill, net of accumulated amortization
 of $62,848 and $61,066, respectively               243,555       245,337
Other noncurrent assets                              11,726        11,590
                                                   --------      --------
    Total assets                                   $758,310      $753,818
                                                   ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Common stock dividend payable                     $  3,867      $  3,480
 Short-term debt                                      5,404           402
 Trade accounts payable                              78,676        86,976
 Construction accounts payable                       22,373        24,246
 Accrued employee compensation and benefits          23,080        30,741
 Accrued income taxes                                 9,876         3,882
 Reserve for claims and allowances                    8,506         9,445
 Other accrued liabilities                           11,470         7,635
                                                   --------      --------
   Total current liabilities                        163,252       166,807
                                                   --------      --------
Long-term debt                                      147,513       147,620
Postretirement benefits liability                    47,796        46,786
Other noncurrent liabilities                         12,280        12,380
Shareholders' equity:
 Preferred stock (par value $.01 per share;
  2,000,000 shares authorized, no shares
  issued and outstanding)                                 -             -
 Common stock (par value $.01 per share;
  100,000,000 shares authorized, 38,670,000
  shares issued and outstanding)                        387           387
 Additional paid-in capital                         307,091       306,662
 Retained earnings                                   79,991        73,176
                                                   --------      --------
   Total shareholders' equity                       387,469       380,225
                                                   --------      --------
    Total liabilities and shareholders' equity     $758,310      $753,818
                                                   ========      ========

 The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1996           1995
                                                 ---------      --------
Cash flows from operating activities:
  Net cash (used) provided by operating
   activities                                     $(18,668)     $ 46,379
                                                  --------      --------

Cash flows from investing activities:
 Capital expenditures                              (16,796)      (22,295)
                                                  --------      --------
  Net cash used by investing activities            (16,796)      (22,295)
                                                  --------      --------

Cash flows from financing activities:
 Common stock dividends paid                        (3,480)       (3,480)
 Short-term bank borrowings                          5,000             -
 Other debt, net                                      (105)          (14)
                                                  --------      --------
  Net cash provided (used) by financing
   activities                                        1,415        (3,494)
                                                  --------      --------
Net (decrease) increase in cash and cash
  equivalents                                      (34,049)       20,590
                                                  --------      --------
Cash and cash equivalents at beginning of
  period                                            35,428        28,219
                                                  --------      --------
Cash and cash equivalents at end of period        $  1,379      $ 48,809
                                                  ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                     $  2,028      $  3,159
     Income taxes                                    3,386         3,051


 The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)
                                  (unaudited)

Note 1    Financial Statements

The information contained in these financial statements and notes for the quarter ended March 31, 1996 should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1995. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


Note 2    Inventories

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the Last In, First Out (LIFO) method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                             March 31,      December 31,
Inventories consisted of the following:         1996            1995
- - ---------------------------------------      ---------      ------------
Raw materials                                 $ 27,327        $ 29,559
Work-in-process                                145,745         157,236
Finished goods                                  35,025          22,426
                                              --------        --------
Total inventories at current cost              208,097         209,221
Less allowance to reduce current cost
   values to LIFO basis                        (44,544)        (47,434)
                                              --------        --------
  Total inventories                           $163,553        $161,787
                                              ========        ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three-month periods ended March 31, 1996 and 1995, respectively. This discussion should be read in connection with the information in the Condensed Consolidated Financial Statements and the notes pertaining thereto.

Results of Operations

Net sales decreased 23.5% to $184.9 million in the first quarter of 1996 compared with $241.6 million in the first quarter of 1995. The reduction in net sales occurred because shipments decreased 24.9% to 83,433 tons for the first quarter of 1996 as compared to the record 111,088 tons shipped in the first quarter of 1995 when demand for the Company's products was at unprecedented levels.

Cost of products sold as a percentage of net sales for the first quarter of 1996 increased slightly to 82.2% compared to 81.1% for the first quarter of 1995. Average selling prices and average raw material costs were relatively flat for each respective quarter.

Research and technology expense as a percentage of net sales increased in 1996 to .8% from .4% in the first quarter of 1995. This $.6 million increase was due to the scheduled increase in the cost of services provided under its Research and Technology Agreement with Ugine, a division of Usinor Sacilor.

Interest income earned from invested cash decreased to $.2 million for the first quarter of 1996 from $.5 million for the first quarter of 1995 due to lower cash balances available for investment.

Interest expense decreased $1.7 million, or 58.2%, in the first quarter of 1996 when compared to the first quarter of 1995. This decrease is due primarily to the capitalization of interest in the first quarter of 1996, which reduced interest expense for the quarter by $1.1 million. The capitalized interest primarily related to the Direct Roll Anneal and Pickle line capital project at the Midland plant.

The effective income tax rates were 45.1% and 43.6% for the first quarter of 1996 and 1995, respectively. The higher rate for the 1996 quarter is due to the fact that the amortization of the purchase accounting adjustment, primarily goodwill which is not deductible for income tax purposes, was a relatively larger component of pretax income in 1996.

Due to the items described above, net income for the first quarter of 1996 decreased 40.5% to $10.7 million, or $.28 per share on 38,670,000 shares, from net income of $18.0 million, or $.46 per share on 38,670,000 shares, in the first quarter of 1995.

Liquidity and Capital Resources

Cash and cash equivalents decreased $34.0 million during the quarter due to capital expenditures, dividend payments and changes in the other working capital accounts. Most significant among the working capital changes was accounts receivable which increased $25.4 million due to higher sales in the current period as compared to sales in the fourth quarter of 1995. Due to the net decrease in cash during the quarter, the Company utilized established short-term lines of credit as a supplemental source of working capital. As of March 31, 1996, $5.0 million was outstanding under such short-term lines of credit.

The Company made capital expenditures of $16.8 million in the first quarter as implementation of the five year capital plan continues. Expenditures for the Direct Roll Anneal and Pickle line comprised the majority of the reported capital spending for the first quarter of 1996. The Company believes that its cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.

The Company paid dividends to its shareholders of $3.5 million during the quarter and declared an increased quarterly cash dividend of $.10 per share payable on April 24, 1996 to shareholders of record as of the close of business on April 10, 1996.

Other Matters

Sales price pressure in the stainless steel flat-rolled market has led the Company to rescind its previously announced 5% price increase originally scheduled for May 6, 1996.

The Midland Plant's continuous caster was successfully returned to operational status on May 5, 1996 after a planned 16-day maintenance outage that began April 19, 1996.

PART II.  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K

   (a)    Exhibits


   No.    Description
   ---    -----------

   27.1   Financial Data Schedule

   (b)    Reports on Form 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J&L SPECIALTY STEEL, INC.
                                    (Registrant)


May 13, 1996                        /s/  KIRK F. VINCENT
                                    -----------------------------
                                    Kirk F. Vincent
                                    Vice President - Finance and Law
                                    (Principal financial officer and
                                    duly authorized signatory)

Exhibit Index
- - -------------

Exhibit No.              Description
- - -----------              -----------

27.1                     Financial Data Schedule