Form 10-Q
period 1996-06-30
J&L SPECIALTY STEEL INC
filed 1996-08-14
CIK 912599

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

                             or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ----------------

                       Commission file number 1-11126-60

                           J&L SPECIALTY STEEL, INC.
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                25-1564186
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. BOX  3373
ONE PPG PLACE, PITTSBURGH, PA               15230-3373
(Address of principal executive offices)    (Zip code)

                                  412-338-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of Common Stock outstanding as of July 31, 1996:
38,670,000

                           J&L SPECIALTY STEEL, INC.
                                 SEC FORM 10-Q
                          Quarter Ended June 30, 1996

                                     Index

PART I. - FINANCIAL INFORMATION                                         Page No.

         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statements of Cash Flows         6

                    Notes to Condensed Consolidated Financial Statements    7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8

PART II. - OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders    10

         Item 6.    Exhibits and Reports on Form 8-K                       11

         Signature                                                         12

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
Trade sales, net                                       $149,794        $224,096
Sales to affiliates, net                                 13,910          17,343
                                                       --------        --------
    Total sales, net                                    163,704         241,439
Cost of products sold                                   136,233         173,231
Depreciation and amortization expenses                    5,689           5,603
                                                       --------        --------
    Gross profit                                         21,782          62,605
Selling, general and administrative expenses              4,675           4,783
Research and technology expense                           1,561           1,033
                                                       --------        --------
    Operating income                                     15,546          56,789
Interest income                                             (36)           (769)
Interest expense                                          1,022           2,386
Other expense, net                                          115             925
                                                       --------        --------
     Income before income taxes                          14,445          54,247
Income taxes                                              6,672          22,922
                                                       --------        --------
    Net income                                         $  7,773        $ 31,325
                                                       ========        ========

Per share data:
 Net income per common share                               $.20            $.81
                                                       ========        ========
 Dividends declared per common share                       $.10            $.09
                                                       ========        ========

Weighted average number of common
   shares outstanding                                38,670,000      38,670,000

The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
Trade sales, net                                       $321,655        $443,706
Sales to affiliates, net                                 26,975          39,380
                                                       --------        --------
    Total sales, net                                    348,630         483,086
Cost of products sold                                   288,278         369,269
Depreciation and amortization expenses                   11,384          11,205
                                                       --------        --------
    Gross profit                                         48,968         102,612
Selling, general and administrative expenses              9,521           9,438
Research and technology expense                           3,096           1,980
                                                       --------        --------
    Operating income                                     36,351          91,194
Interest income                                            (194)         (1,276)
Interest expense                                          2,235           5,287
Other expense, net                                          419           1,074
                                                       --------        --------
     Income before income taxes                          33,891          86,109
Income taxes                                             15,436          36,823
                                                       --------        --------
    Net income                                         $ 18,455        $ 49,286
                                                       ========        ========

Per share data:
 Net income per common share                           $    .48        $   1.27
                                                       ========        ========
 Dividends declared per common share                   $    .20        $    .18
                                                       ========        ========

Weighted average number of common
    shares outstanding                               38,670,000      38,670,000

The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                               June 30,             Dec. 31,
                                      ASSETS                                     1996                 1995
                                                                              -----------          ---------
                                                                              (unaudited)
Current assets:
 Cash and cash equivalents                                                     $     75            $ 35,428
 Trade receivables, less allowances of $4,373 and
   $4,336, respectively                                                          68,355              64,575
 Trade receivables from affiliates                                                8,851               7,523
 Inventories                                                                    155,214             161,787
 Deferred income taxes                                                            8,971               9,326
 Prepaid expenses and other current assets                                          377               1,192
                                                                               --------            --------
   Total current assets                                                         241,843             279,831
                                                                               --------            --------
Property, plant and equipment, net                                              254,204             217,060
Goodwill, net of accumulated amortization of $64,630
   and $61,066, respectively                                                    241,773             245,337
Other noncurrent assets                                                          12,697              11,590
                                                                               --------            --------
    Total assets                                                               $750,517            $753,818
                                                                               ========            ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Common stock dividend payable                                                 $  3,867            $  3,480
 Short-term debt                                                                  5,257                 402
 Trade accounts payable                                                          70,540              86,976
 Construction accounts payable                                                   25,814              24,246
 Accrued employee compensation and benefits                                      25,439              30,741
 Accrued income taxes                                                             1,039               3,882
 Reserve for claims and allowances                                                7,500               9,445
 Other accrued liabilities                                                        9,419               7,635
                                                                               --------            --------
   Total current liabilities                                                    148,875             166,807
                                                                               --------            --------
Long-term debt                                                                  149,110             147,620
Postretirement benefits liability                                                48,709              46,786
Other noncurrent liabilities                                                     12,020              12,380
Shareholders' equity:
 Preferred stock (par value $.01 per share; 2,000,000 shares authorized, no
   shares issued and outstanding)                                                  --                  --
 Common stock (par value $.01 per share; 100,000,000 shares
   authorized, 38,670,000 shares issued and outstanding)                            387                 387
 Additional paid-in capital                                                     307,519             306,662
 Retained earnings                                                               83,897              73,176
                                                                               --------            --------
   Total shareholders' equity                                                   391,803             380,225
                                                                               --------            --------
    Total liabilities and shareholders' equity                                 $750,517            $753,818
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1996              1995
                                                                  --------          ---------
Cash flows from operating activities:
  Net cash provided by operating activities                       $ 10,529          $102,596
                                                                  --------          --------

Cash flows from investing activities:
 Capital expenditures                                              (44,880)          (46,572)
                                                                  --------          --------
  Net cash used by investing activities                            (44,880)          (46,572)
                                                                  --------          --------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                  4,800              --
 Borrowings of industrial development notes, net                     1,545               (30)
 Repayment of long-term bank loan                                     --             (20,000)
 Common stock dividends paid                                        (7,347)           (6,960)
                                                                  --------          --------
  Net cash used by financing activities                             (1,002)          (26,990)
                                                                  --------          --------
Net (decrease) increase in cash and cash equivalents               (35,353)           29,034
                                                                  --------          --------
Cash and cash equivalents at beginning of period                    35,428            28,219
                                                                  --------          --------
Cash and cash equivalents at end of period                        $     75          $ 57,253
                                                                  ========          ========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                 $  4,639          $  5,959
         Income taxes                                               18,186            36,945

The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended June 30, 1996 should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1995. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the Last-In, First-Out (LIFO) method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                                       June 30,      December 31,
Inventories consisted of the following:                  1996            1995
- ---------------------------------------                --------      ------------
Raw materials                                          $ 11,251        $ 29,559
Work-in-process                                         130,678         157,236
Finished goods                                           39,716          22,426
                                                       --------        --------
Total inventories at current cost                       181,645         209,221
Less allowance to reduce current cost
   values to LIFO basis                                 (26,431)        (47,434)
                                                       --------        --------
     Total inventories                                 $155,214        $161,787
                                                       ========        ========


NOTE 3   FINANCIAL INSTRUMENTS

On June 28, 1996, the Company entered into interest rate swap agreements with two major financial institutions. The swap agreements began on July 12, 1996, expire on October 14, 1997 and convert $62,375 of variable rate debt to a fixed rate of 6.15%. Cash settlement of the interest rate swap agreements will occur on a quarterly basis with the Company either paying or receiving the difference between three-month LIBOR and 6.15%, as applied to the notional amount of the interest rate swap agreement for the period.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition provides information with respect to the results of operations of the Company for the three- and six-month periods ended June 30, 1996 and 1995, respectively. This discussion should be read in connection with the information in the Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 32.2% to $163.7 million in the second quarter of 1996 compared with $241.4 million in the second quarter of 1995. Net sales in the first six months of 1996 decreased 27.8% to $348.6 million compared with the $483.1 in the 1995 period. The decreases in net sales were due to lower selling prices and lower shipments. Selling prices decreased in the second quarter of 1996 versus the prior year quarter as a result of an increased level of low-priced, imported flat rolled stainless steel. Imports of stainless steel sheet and strip increased by 13% in the first five months of 1996 compared to the 1995 period. Import-related pricing pressure was the main reason the Company rescinded a 5% price increase scheduled for May 6, 1996. Selling prices were also lower from the year ago period due to declining raw material surcharges. Selling prices continue to weaken in the third quarter as a result of increased competition from imported material.

Shipments totaling 76,540 tons in the second quarter of 1996 were 22.5% lower than in the 1995 quarter. Shipments in the six-month period were 159,973 tons, or 23.8% lower than in the record 1995 six-month period. The lower shipments in both periods were the result of lower demand and increased competition from imported flat rolled stainless steel.

Cost of products sold as a percentage of net sales increased from 71.7% in the 1995 second quarter to 83.2% in the 1996 second quarter. Cost of products sold as a percentage of net sales increased from 76.4% in the 1995 six-month period to 82.7% in the 1996 six-month period. The higher cost of products sold as a percentage of net sales in both the three- and six- month periods was largely due to lower selling prices realized during the second quarter of 1996. Included in the second quarter of 1996 was the cost of a planned 16-day continuous caster maintenance outage, lower overall raw material costs and lower maintenance project costs. Included in the second quarter of 1995 was a $2.5 million insurance recovery.

Overall, selling, general and administrative expenses in the 1996 periods were comparable with 1995. However, a significant reduction in the stock appreciation rights accrued liability was offset by higher engineering and other employee compensation costs.

Research and technology expense increased $.5 million and $1.1 million in the respective 1996 periods. These increases were due to a scheduled increase in the cost of services provided under a Research and Technology Agreement with Ugine, a division of Usinor Sacilor.

The significant decreases in interest income in both of the 1996 periods versus the comparable periods of 1995 were the result of lower cash balances available for investment.

Interest rates decreased moderately while both short term and long term debt increased during the first half of 1996; however, second quarter and six-month 1996 interest expense decreased by 57.2% and 57.7%, respectively. The overall decrease was due primarily to the capitalization of $1.3 million and $2.4 million of interest related to capital projects in the second quarter and first six months of 1996, respectively. Capitalized interest was $.4 million for both the second quarter and first half of 1995.

Other expense for the second quarter and first six months of 1996 was $.1 million and $.4 million, respectively, a decrease of $.8 million and $.7 million, respectively, from the comparable 1995 periods. The decrease in expense was due to a reduction in demolition and disposal projects relating to the non-operating facilities at the Midland Plant.

The effective income tax rates for the second quarter of 1996 and 1995 were 46.2% and 42.3%, respectively. The effective income tax rates for the six months ended June 30, 1996 and 1995 were 45.5% and 42.8%, respectively. The 1996 effective income tax rates were higher than the rates in the 1995 periods due to the fact that the amortization of the purchase accounting adjustment, primarily goodwill, which is not deductible for income tax purposes, was a larger component of pre-tax income in the 1996 periods.

Due to the items described above, net income for the second quarter of 1996 decreased 75.2% to $7.8 million, or $.20 per share. For the first six months of 1996, net income decreased 62.6% to $18.5 million, or $.48 per share, from $49.3 million, or $1.27 per share, in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $35.4 million during the first six months of 1996 primarily due to capital expenditures of $44.9 million, which were slightly less than in the comparable period of 1995. Working capital decreased by $20.0 million from the prior year end to $93.0 million as of June 30, 1996, mainly as a result of this decrease in cash. During 1996, the Company has been utilizing established short-term lines of credit as a supplemental source of working capital. As of June 30, 1996, $4.8 million was outstanding under such short-term lines of credit.

The majority of the capital expenditures for the first six months of 1996 were related to the Direct Roll Anneal and Pickle line and other finishing mill equipment included in the Company's five year capital plan. The Company believes that cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.

The Company paid dividends to its shareholders of $7.3 million during the first half of 1996. On June 6, 1996, the Company declared a quarterly cash dividend of $.10 per share payable on July 24, 1996 to shareholders of record as of the close of business on July 10, 1996.

                           PART II. OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 annual meeting of shareholders was held on June 6, 1996. At that meeting, the shareholders voted on and approved the amendment of the Articles of Incorporation to increase the maximum number of members of the Board of Directors to fifteen. The number of votes cast for approval was 32,607,296, against was 152,539 and the number abstaining was 42,689. The number of votes for approval, other than those cast by Usinor Sacilor, was 11,877,296, against was 152,539 and abstaining was 42,689.

The seven nominees named in the proxy statement for the meeting were elected as Directors of the Company. The number of votes for each nominee was:

                                                     VOTES FOR      VOTES WITHHELD
                                                     ---------      --------------
Terms expiring in 1999:
   Philippe Choppin de Janvry                        31,945,386         857,138
   Michael J. Hiemstra                               32,043,786         758,738
   Francis Mer                                       31,256,786       1,545,738
   Eugene A. Salvadore                               31,931,286         871,238
Terms expiring in 1998:
   Michel Le Page                                    31,895,586         906,938
   Gerard Martel                                     31,946,086         856,438
Terms expiring in 1997:
   John J. Sheehan                                   32,037,686         764,838

In addition to the above directors elected at the meeting, Jean Didier Dujardin, Claude F. Kronk, Jennings R. Lambeth, Pierre F. de Ravel d'Escalapon, Robert Hudry and Michel J. Longchampt are continuing as directors of the Company.

The shareholders also voted on and approved the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for fiscal year 1996. The number of votes cast for approval was 32,737,916, against was 34,665 and the number abstaining was 29,943.

There were no broker non-votes in connection with any of the matters voted on at the meeting.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)        EXHIBITS

 No.            Description
 ---            -----------
 3.1            Amendment to Articles of Incorporation filed June 6, 1996.

 3.2            Articles of Incorporation, as amended.

27.1            Financial Data Schedule

      (b)       REPORTS ON FORM 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           J&L SPECIALTY STEEL, INC.
                                           (Registrant)

August 14, 1996                            /s/ KIRK F. VINCENT
                                           -------------------------------------
                                           Kirk F. Vincent
                                           Vice President - Finance and Law
                                           (Principal financial officer and duly
                                           authorized signatory)

                                 EXHIBIT INDEX

  Exhibit No.                       Description
  -----------                       -----------
     3.1        Amendment to Articles of Incorporation filed
                 June 6, 1996.

     3.2        Articles of Incorporation, as amended.

    27.1        Financial Data Schedule