Form 10-Q
period 1996-09-30
J&L SPECIALTY STEEL INC
filed 1996-11-14
CIK 912599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

                             or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________  to  _______________

                       Commission file number 1-11126-60

                           J&L SPECIALTY STEEL, INC.
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                      25-1564186
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

            P.O. BOX  3373
     ONE PPG PLACE, PITTSBURGH, PA                            15230-3373
(Address of principal executive offices)                      (Zip code)

                                  412-338-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of Common Stock outstanding as of October 31, 1996: 38,670,000

================================================================================

                           J&L SPECIALTY STEEL, INC.

                                 SEC FORM 10-Q
                        Quarter Ended September 30, 1996

                                     Index

PART I. - FINANCIAL INFORMATION                                        Page No.

    Item 1.    Financial Statements

               Condensed Consolidated Statements of Income                   3

               Condensed Consolidated Balance Sheets                         5

               Condensed Consolidated Statements of Cash Flows               6

               Notes to Condensed Consolidated Financial Statements          7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8

PART II. - OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                             11

    Signature                                                               12

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (dollars in thousands, except per share data)

                                  (unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                             -------------------------------
                                                               1996                   1995
                                                             --------               --------
Trade sales, net                                             $135,703               $204,036
Sales to affiliates, net                                       11,113                 16,936
                                                             --------               --------
    Total sales, net                                          146,816                220,972
Cost of products sold                                         125,980                168,154
Depreciation and amortization expenses                          5,693                  5,645
                                                             --------               --------
    Gross profit                                               15,143                 47,173
Selling, general and administrative expenses                    4,742                  5,553
Research and technology expense                                 1,488                  1,027
                                                             --------               --------
    Operating income                                            8,913                 40,593
Interest income                                                   (33)                  (915)
Interest expense                                                  971                  2,006
Other (income) expense, net                                       (21)                   651
                                                             --------               --------
    Income before income taxes                                  7,996                 38,851
Income taxes                                                    4,162                 16,226
                                                             --------               --------
    Net income                                               $  3,834               $ 22,625
                                                             ========               ========

Per share data:

Net income per common share                                  $    .10               $    .59
                                                             ========               ========

Dividends declared per common share                          $    .10               $    .09
                                                             ========               ========

Weighted average number of common
shares outstanding                                         38,670,000             38,670,000


        The accompanying notes are an integral part of these statements.

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (dollars in thousands, except per share data)

                                  (unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                 1996                   1995
                                                               --------               --------
Trade sales, net                                               $457,358               $647,742
Sales to affiliates, net                                         38,088                 56,316
                                                               --------               --------
    Total sales, net                                            495,446                704,058
Cost of products sold                                           414,258                537,423
Depreciation and amortization expenses                           17,077                 16,850
                                                               --------               --------
    Gross profit                                                 64,111                149,785
Selling, general and administrative expenses                     14,263                 14,991
Research and technology expense                                   4,584                  3,007
                                                               --------               --------
    Operating income                                             45,264                131,787
Interest income                                                    (227)                (2,191)
Interest expense                                                  3,206                  7,293
Other expense, net                                                  398                  1,725
                                                               --------               --------
    Income before income taxes                                   41,887                124,960
Income taxes                                                     19,598                 53,049
                                                               --------               --------
    Net income                                                 $ 22,289               $ 71,911
                                                               ========               ========

Per share data:

Net income per common share                                    $    .58               $   1.86
                                                               ========               ========

Dividends declared per common share                            $    .30               $    .27
                                                               ========               ========

Weighted average number of common
shares outstanding                                           38,670,000             38,670,000


        The accompanying notes are an integral part of these statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except per share data)

                                                                                                  Sept. 30,         Dec. 31,
                                          ASSETS                                                    1996              1995
                                                                                                 -----------        --------
                                                                                                 (unaudited)
  Current assets:

     Cash and cash equivalents                                                                     $  1,108         $ 35,428
     Trade receivables, less allowances of $4,373 and $4,336, respectively                           59,045           64,575
     Trade receivables from affiliates                                                                7,958            7,523
     Inventories                                                                                    133,238          161,787
     Deferred income taxes                                                                            8,046            9,326
     Prepaid expenses and other current assets                                                          644            1,192
                                                                                                   --------         --------
       Total current assets                                                                         210,039          279,831
                                                                                                   --------         --------
  Property, plant and equipment, net                                                                278,841          217,060
  Goodwill, net of accumulated amortization of $66,412 and
     $61,066, respectively                                                                          239,991          245,337
  Other noncurrent assets                                                                            13,315           11,590
                                                                                                   --------         --------
         Total assets                                                                              $742,186         $753,818
                                                                                                   ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:

     Common stock dividend payable                                                                 $  3,867         $  3,480
     Short-term debt                                                                                  8,290              402
     Trade accounts payable                                                                          51,979           86,976
     Construction accounts payable                                                                   24,925           24,246
     Accrued employee compensation and benefits                                                      20,605           30,741
     Accrued income taxes                                                                               402            3,882
     Reserve for claims and allowances                                                                6,220            9,445
     Other accrued liabilities                                                                        9,486            7,635
                                                                                                   --------         --------
       Total current liabilities                                                                    125,774          166,807
                                                                                                   --------         --------
  Long-term debt                                                                                    157,844          147,620
  Postretirement benefits liability                                                                  49,766           46,786
  Other noncurrent liabilities                                                                       16,602           12,380
  Shareholders' equity:

     Preferred stock (par value $.01 per share; 2,000,000 shares
       authorized, no shares issued and outstanding)                                                     --               --
     Common stock (par value $.01 per share; 100,000,000 shares
       authorized, 38,670,000 shares issued and outstanding)                                            387              387
     Additional paid-in capital                                                                     307,949          306,662
     Retained earnings                                                                               83,864           73,176
                                                                                                   --------         --------
       Total shareholders' equity                                                                   392,200          380,225
                                                                                                   --------         --------
         Total liabilities and shareholders' equity                                                $742,186         $753,818
                                                                                                   ========         ========

        The accompanying notes are an integral part of these statements.

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                  (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                -------------------------------
                                                                                  1996                  1995
                                                                                --------              ---------
Cash flows from operating activities:
     Net cash provided by operating activities                                  $ 32,101              $ 142,519
                                                                                --------              ---------

Cash flows from investing activities:
   Capital expenditures                                                          (73,319)               (73,675)
                                                                                --------              ---------
     Net cash used by investing activities                                       (73,319)               (73,675)
                                                                                --------              ---------

Cash flows from financing activities:
   Borrowings on lines of credit, net                                              7,700                     --
   Borrowings of industrial development notes, net                                 2,912                    (47)
   Borrowing on revolving credit facility                                          7,500                     --
   Borrowing of long-term bank loan                                                   --                125,000
   Repayment of long-term bank loan                                                   --               (145,000)
   Common stock dividends paid                                                   (11,214)               (10,440)
                                                                                --------              ---------
     Net cash provided (used) by financing activities                              6,898                (30,487)
                                                                                --------              ---------
Net (decrease) increase in cash and cash equivalents                             (34,320)                38,357
Cash and cash equivalents at beginning of period                                  35,428                 28,219
                                                                                --------              ---------
Cash and cash equivalents at end of period                                      $  1,108              $  66,576
                                                                                ========              =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                   $  6,518              $   8,717
     Income taxes                                                                 22,201                 59,334

        The accompanying notes are an integral part of these statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars In Thousands, Except Per Share Data)

                                  (Unaudited)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended September 30, 1996 should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1995. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

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

Inventories consisted of the following:                             September 30,        December 31,
                                                                        1996                 1995
                                                                    -------------        -----------
Raw materials                                                         $ 12,633             $ 29,559
Work-in-process                                                         98,153              157,236
Finished goods                                                          42,905               22,426
                                                                      --------             --------
  Total inventories at current cost                                    153,691              209,221
Less allowance to reduce current cost values to LIFO basis             (20,453)             (47,434)
                                                                      --------             --------
     Total inventories                                                $133,238             $161,787
                                                                      ========             ========

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition provides information with respect to the results of operations of the Company for the three- and nine-month periods ended September 30, 1996 and 1995, respectively. This discussion should be read in connection with the information in the Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 33.6% to $146.8 million in the third quarter of 1996 compared with $221.0 million in the third quarter of 1995. Net sales in the first nine months of 1996 decreased 29.6% to $495.4 million compared with $704.1 million in the 1995 period. The decreases in net sales were due to lower selling prices and lower shipments. Through the first eight months of 1996, stainless steel sheet and strip imports were up 14.0% compared to the same period a year ago due to a firming dollar and excess capacity in Europe and the Far East. Falling import prices have continued to place pressure on domestic prices and were a major cause of the Company's lower reported earnings. Selling prices for the current periods were also negatively impacted by lower raw material surcharges than were realized in the year-ago periods.

Shipments totaling 74,969 tons in the third quarter of 1996 were 16.0% lower than in the 1995 quarter. Shipments in the nine-month period were 234,942 tons or 21.5% lower than in the record 1995 nine-month period. The lower shipments in both 1996 periods were the result of a highly competitive domestic marketplace significantly influenced by the 14.0% increase in imports of stainless steel sheet and strip.

Cost of products sold as a percentage of net sales increased to 85.8% for the third quarter of 1996 from 76.1% in the 1995 third quarter and increased to 83.6% for the 1996 nine-month period from 76.3% in the 1995 nine-month period. The higher cost of products sold as a percentage of net sales in both the three- and nine-month periods was largely due to the significantly lower selling prices and shipments during the 1996 periods. Lower raw material costs partially offset the effect of these lower selling prices.

Selling, general and administrative expenses decreased 14.6% and 4.9%, respectively, during the three- and nine-month periods. This decrease primarily resulted from a reduction of the stock appreciation rights accrued liability, somewhat offset by higher engineering and other employee compensation costs.

Research and technology expense increased $.5 million and $1.6 million, respectively, during the three- and nine-month periods. These increases were due to a scheduled increase in the cost of services provided under the Company's Research and Technology Agreement with Ugine, a division of Usinor Sacilor.

The significant decreases in interest income for the third quarter and the first nine months of 1996 from the comparable periods of 1995 were the result of lower cash balances available for investment.

During the three- and nine-month periods for 1996, interest expense decreased $1.0 million and $4.1 million, respectively, from the 1995 periods even though average debt outstanding increased from a year ago. The decrease was due primarily to the capitalization of $1.7 million and $4.1 million of interest related to capital projects in the third quarter and first nine months of 1996, respectively. This represents increases of $1.0 million and $3.0 million from the comparable periods of 1995. To a lesser extent, lower interest rates on borrowings during 1996 also contributed to the interest expense decrease.

Other (income) expense decreased $.7 million and $1.3 million for the third quarter and first nine months of 1996, respectively. The decrease in expense was due to a reduction in demolition and disposal projects relating to non-operating facilities at the Midland Plant.

The effective income tax rates for the third quarter of 1996 and 1995 were 52.1% and 41.8%, respectively. The effective income tax rates for the nine months ended September 30, 1996 and 1995 were 46.8% and 42.5%, respectively. The 1996 effective income tax rates were higher than the rates in the 1995 periods due to the fact that the amortization of the purchase accounting adjustment, primarily goodwill which is not deductible for income tax purposes, was a relatively larger component of pre-tax income in the 1996 periods.

Due to the items described above, net income for the third quarter of 1996 decreased 83.1% to $3.8 million, or $.10 per share, from $22.6 million ,or $.59 per share, in the 1995 period. For the first nine months of 1996, net income decreased 69.0% to $22.3 million, or $.58 per share, from $71.9 million, or $1.86 per share, in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $28.8 million from the prior year end to $84.3 million as of September 30, 1996. Cash and cash equivalents decreased $34.3 million during the first nine months of 1996 primarily due to capital expenditures of $73.3 million and dividend payments of $11.2 million. Lower business activity levels contributed to the other major changes in working capital, including a decrease in inventories of $28.5 million, which was offset by a decrease in accounts payable of $35.0 million. The Company utilized established borrowing facilities as a supplemental source of working capital during the nine-month period. As of September 30, 1996, $7.7 million was outstanding under short-term lines of credit. Also, the Company borrowed $7.5 million under its $100.0 million revolving credit facility, which is included in long-term debt.

The majority of the capital expenditures for the first nine months of 1996 were related to the Direct Roll Anneal and Pickle (DRAP) line and other finishing mill equipment as included in the Company's five year capital plan.

The Company believes that cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.

The Company paid dividends to its shareholders of $11.2 million during the first nine months of 1996. On September 18, 1996, the Company declared a quarterly cash dividend of $.10 per share payable on October 23, 1996 to shareholders of record as of the close of business on October 9, 1996.

OUTLOOK

The construction phase of the DRAP line at the Company's Midland, PA plant is to be completed in December 1996. Commissioning is planned during the first half of 1997, with full production expected to be achieved by the end of 1997. The Company believes, based on its current commissioning plan, that the net impact of starting-up the new line, including depreciation, will reduce 1997 net income by $.30 to $.35 per share. This impact will occur predominately in the second, third and fourth quarters.

Imports of stainless steel sheet and strip are up 14% through August 1996 compared to the same period of the prior year. This increase in imports has adversely affected the Company's shipments and pricing for its products. Imports are expected to remain at these high levels for the remainder of 1996.

The forward-looking statements contained in this report involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Notably, the new DRAP line utilizes novel technology which could cause construction delays or unforeseen start-up expense and benefits.

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

                                J&L SPECIALTY STEEL, INC.

                                (Registrant)

November 14, 1996               /s/  KIRK F. VINCENT
                                ---------------------------
                                Kirk F. Vincent
                                Vice President - Finance and Law
                                (Principal financial officer and duly
                                authorized signatory)

                                 EXHIBIT INDEX

  Exhibit No.                 Description
  -----------                 -----------
      27.1            Financial Data Schedule