Form 10-K
period 1996-12-31
J&L SPECIALTY STEEL INC
filed 1997-03-27
CIK 912599

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the fiscal year ended DECEMBER 31, 1996, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (no fee required) for the transition period from _________ to _________.

                       Commission file number 1-11126-60

                           J&L SPECIALTY STEEL, INC.

             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         25-1564186

         (State of Incorporation)             (IRS Employer Identification No.)

         ONE PPG PLACE
         P.O. BOX 3373
         PITTSBURGH, PENNSYLVANIA                                 15230-3373
         (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (412) 338-1600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

================================================================================
Title of each class                         Name of exchange on which registered
Common Stock, par value $0.01 per share     New York Stock Exchange, Inc.

================================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was approximately $159,019,308. All directors and officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of February 28, 1997, there were 38,670,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report. Specified portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

PART I

                                                                                PAGE
                                                                                ----
         ITEM 1.    BUSINESS..................................................     3

         ITEM 2.    PROPERTIES................................................     7

         ITEM 3.    LEGAL PROCEEDINGS.........................................     8

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     8


PART II

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                    SHAREHOLDER MATTERS.......................................     9

         ITEM 6.    SELECTED FINANCIAL DATA...................................     9

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................     9

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     9

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................     9


PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........    10

         ITEM 11.   EXECUTIVE COMPENSATION....................................    10

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT............................................    10

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    10


PART IV

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.......................................    11

SIGNATURES          ..........................................................    16

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         J&L Specialty Steel, Inc. (the "Company") is a leading manufacturer of flat rolled stainless steel. Stainless steel is the Company's only product line. The Company produces both austenitic and ferritic flat rolled stainless steels; austenitic cold rolled stainless steel is the largest part of the domestic stainless steel market. The Company manufactures various grades of stainless steel in the form of cold rolled stainless steel sheet and strip, hot rolled stainless steel sheet and strip, and continuous mill plate, as well as semifinished stainless steel slabs and coils.

         The Company is a Pennsylvania corporation and successor by merger on December 6, 1993, to Specialty Materials Corporation ("SMC") and J&L Specialty Products Corporation ("Products"). Products was incorporated in 1986 to acquire substantially all the assets of LTV Steel Specialty Products Company ("LTV Specialty") in a management-led leveraged buyout. Prior to the asset acquisition by Products, LTV Specialty was a subsidiary of LTV Steel and had manufactured stainless steel for over 30 years. In 1987, SMC was incorporated in Delaware pursuant to a corporate reorganization in order to hold all the Common Stock of Products. In June 1990, Ugine s.a. ("Ugine"), a French corporation, acquired all the stock of SMC from the management and other shareholders who held shares from the 1986 leveraged buyout. At such time, Ugine became the sole shareholder of SMC.

         In December 1993, the Company completed an initial public offering of 17,940,000 shares of its Common Stock, which resulted in 46.4% of its outstanding Common Stock being publicly held, and the remaining 53.6% being held by Ugine. On December 11, 1995, pursuant to a merger, Ugine became a division of its previous majority shareholder, Usinor Sacilor. As a result of the merger, Usinor Sacilor holds a 53.6% ownership interest in the Company's outstanding Common Stock, with the remaining 46.4% continuing to be publicly held.

         The Company's principal executive offices are located at One PPG Place, P. O. Box 3373, Pittsburgh, Pennsylvania 15230-3373 and its telephone number is (412) 338-1600.

STAINLESS STEEL INDUSTRY

         Stainless steel, by containing elements such as chromium, nickel and molybdenum, not only offers carbon steel's traditional attributes of strength, durability and formability, but also is resistant to corrosion in many working environments, maintains its strength at high operating temperatures and provides an attractive, easily maintained surface appearance. Relative to carbon steel, stainless steel sells at a higher price, but has a lower life cycle cost for many applications. It is generally manufactured in smaller quantities, and accounts for approximately 2% of total steel consumption in the United States.

         Stainless steel is manufactured in different types (or grades), but all types contain at least 10% chromium along with other elements which are added to develop specific properties. Stainless steel's resistance to many corrosive conditions, such as exposure to water, air, food and alkalis, is provided by a thin, transparent, protective chromium oxide film which forms on its surface. When this film is scratched, nicked or otherwise penetrated, a fresh film immediately forms to preserve the corrosion resistance.

         Stainless steel is a segment of the domestic specialty steel industry, which also consists of producers of heat-resisting steels, electric steel, tool steel and alloy steel. Demand for stainless steel sheet and strip in the United States has increased at an average annual rate of approximately 5.9% over the past ten years.

MANUFACTURING

         The Company operates three production plants located in Midland, Pennsylvania; Louisville, Ohio; and Detroit, Michigan.

         The stainless steel manufacturing process begins in one of two electric arc furnaces at the Company's Midland Plant. These furnaces are used to melt carefully selected stainless steel and carbon steel scrap along with pure alloys such as nickel and ferrochromium. After the scrap and alloys are melted in the furnaces, the resulting liquid steel is transferred to an argon oxygen decarburization ("AOD") vessel for refinement. The AOD process reduces the carbon levels in the steel, improves the steel's cleanliness and metallurgical consistency, and is utilized for final alloy additions. Following the refining process, the liquid steel is cast into slabs having a thickness of 6-1/8 inches or 7-1/2 inches using a continuous slab caster.

         Because the Company does not own a hot strip mill, steel slabs are transported from the Midland Plant to one of two independent hot strip mills owned by carbon steel producers which toll steel for the Company. At these mills, the slabs are rolled at very high temperatures into long, thin bands generally less than 1/2 inch in thickness, which are then wound into a coil.

         After hot rolling, coils are transported to one of the Company's finishing facilities for further processing (some of the hot rolled coils are shipped directly to customers). At the finishing facilities, the stainless steel is passed through a primary continuous annealing furnace (to increase its ductility) and pickling line (an acid bath designed to remove surface defects or scale formed during the heating process). The steel is then cold rolled on a Sendzimir mill or a reversing mill. This rolling reduces the steel's thickness and forms a cold rolled product. The resulting cold rolled steel is then processed through a cold annealing and pickling process to recover its ductility and to clean the steel surface. Finishing operations, such as polishing, skin passing, leveling and slitting, are used to provide certain product characteristics. The coils or sheets are then packaged and shipped to the customer by common carrier.

SEGMENT AND PRODUCTS

         The Company operates within a single business segment, stainless steel, and predominantly within a single geographic area, the continental United States. Approximately 4% of shipments were exported in 1996. The Company manufactures various grades of stainless steel in the form of cold rolled stainless steel sheet and strip, hot rolled stainless steel sheet and strip, and continuous mill plate, as well as stainless steel slabs. Stainless steel sheet represents flat rolled stainless steel sheet in widths of 24 inches and wider, and thicknesses (or gauges) of .015 to .1875 inches (in the case of cold rolled sheet) and .091 to .500 inches (in the case of hot rolled sheet and plate). Stainless steel strip represents flat rolled stainless steel in widths of less than 24 inches which may be produced by slitting stainless steel sheet. Hot rolled stainless steel sheet and continuous mill plate are distinguished on the basis of the gauge of the steel, with continuous mill plate being thicker. In both cases, the final rolling operation is on a hot strip mill. Cold rolled stainless steel sheet and strip are produced from hot rolled stainless steel sheet through additional processing steps, principally a reduction in gauge by processing on a cold reducing mill. Most of the Company's cold and hot rolled sheet and strip products are sold in coil form and the balance is sold cut to length. In addition to different grades, widths and gauges, stainless steel is also produced in various finishes as required by specific customer applications.

         The Company produces a large portion of its stainless steel in response to specific customer orders rather than for inventory. The products manufactured for inventory are usually in standard grades and sizes. The period from the date of a customer order to the date of shipment is generally six to eight weeks for cold rolled stainless steel, which requires the most processing, although in periods of peak demand these lead times can stretch to ten to twelve weeks. Orders which can be filled from inventory can generally be shipped in one week. The backlog of firm orders as of December 31, 1996, was $122.8 million, all of which is expected to be filled within the current year, as compared to $122.6 million at December 31, 1995.

MARKETING AND CUSTOMERS

         The Company's stainless steel is used in a wide variety of industrial, commercial and consumer products, including pressure vessels, chemical and refinery equipment, environmental control equipment, cargo containers, sinks, transportation equipment, beer kegs, fast food equipment, automated bank teller machines, automobile trim, exhaust systems, and kitchen appliances and utensils.

         Approximately 50% of the Company's products are sold to steel service centers. The remainder of the Company's products are sold to stainless steel converters, manufacturers of finished industrial and consumer products, and exporters. Steel service centers are independent distribution outlets where steel in a variety of grades, forms, sizes and finishes is warehoused and may be further customized to specific orders by slitting, splitting, polishing, cutting to length and packaging in-house, and sold in smaller order quantities than by producers. Stainless steel converters, or rerollers, purchase products from the Company and then further process them into thinner gauge cold rolled stainless steel sheet and strip products prior to selling to the ultimate end-user, manufacturer or service center.

         The Company's customer base has been relatively stable. Sales to Vincent Metal Goods, a Division of Rio Algom Inc., accounted for 12.7% of net sales in 1996.

         The Company conducts its North American marketing activities through its own personnel, who are organized into four regional districts. All sales personnel are salaried employees. Regional sales offices are located in Atlanta, Chicago, Los Angeles and Pittsburgh. Additional sales representatives are also located in Detroit, Houston, Boston and Milwaukee. The Company utilizes Uginox Sales Corporation, a sales affiliate of Ugine, to service the export market outside of North America. The Company believes that the terms of sales made to and through Uginox Sales Corporation are no less favorable than the Company could obtain in transactions with unrelated parties.

RAW MATERIALS

         The principal raw materials used to produce stainless steel are stainless steel scrap, nickel, ferrochromium, carbon steel scrap, molybdenum, ferrosilicon, manganese and manganese alloys. The Company purchases its stainless steel scrap and carbon steel scrap from a number of suppliers in the United States. The Company purchases most of its nickel requirements from producers in Canada, Russia, Australia, the Dominican Republic and Colombia. Ferrochromium is purchased principally from producers in the United States, Turkey and South Africa. South Africa has approximately 80% of the known reserves of chromite ore from which ferrochromium is produced. The Company also purchases its low phosphorous ferromanganese requirements from producers in South Africa, which has substantially all of the known reserves.

         The Company believes that it has adequate sources of raw materials to support its business activity, although no prediction can be made as to the continued availability of such raw materials or their cost in future periods. Some of the sources of raw materials are located in countries which may be subject to unstable political and economic conditions, which might disrupt supplies or affect the prices of these raw materials. A continued interruption in the supply of raw materials could have a material adverse effect on the Company's financial condition and results of operations.

         The Company's ultra-high-powered electric arc furnaces located at its Midland Plant consume a large amount of electricity. The Company believes it will continue to have an adequate supply of electricity for its current and future needs.

COMPETITION

         The Company faces vigorous competition from domestic and foreign producers of stainless steel. Its principal United States competitors are Allegheny Teledyne Incorporated; Armco, Inc.; North American Stainless Corp., which is a majority-owned subsidiary of Acerinox, S.A. (a Spanish stainless steel producer); Lukens, Inc., which owns Washington Stainless Company; and Nucor Corporation. Together with the Company, these companies produce substantially all of the flat rolled stainless steel produced in the United States.

         Based on statistics, the Company believes it is the third largest manufacturer of stainless steel sheet and strip products in the United States and the second largest United States producer of austenitic cold rolled stainless steel, which is the largest part of the domestic stainless steel market. Competition is based principally on price, product characteristics, quality and service.

         Major foreign producers competing in the United States market include those located in the member countries of the European Union, Japan, Mexico, Canada, Korea and Taiwan. The market share of imported stainless steel sheet and strip has increased significantly over the past five years. In 1991, imports represented 16.1% of apparent United States consumption compared to 20% in 1996. Voluntary Restraint Agreements, which limited the importation of certain stainless steel products, expired on March 31, 1992, contributing to increased imports.

         In addition to competition from other stainless steel producers, the Company faces competition from other materials which can be substituted for stainless steel. These include plastics, composites, ceramics, aluminum and coated carbon steel.

RESEARCH AND DEVELOPMENT

         Effective October 1, 1993, the Company entered into a ten-year research and technology agreement with Ugine that provides the Company with a broad spectrum of patents, know-how and future research and development services concerning the manufacturing and processing of flat rolled stainless steel including, under certain circumstances, any commercially viable thin strip casting technology developed by Ugine. Ugine, in partnership with Thyssen Stahl AG, among others, is actively pursuing thin strip casting technology, which takes liquid steel and casts it into hot rolled sheet in one step, thereby eliminating the need for a continuous slab caster and hot strip mill. All patents and know-how relating to this thin strip casting technology will be provided to the Company without additional payment once the technology is ready for commercialization, so long as Usinor Sacilor (successor by merger to Ugine) owns a majority of the voting stock of the Company at that time.

         Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994, were $6,049, $4,033 and $1,351.

PATENTS AND TRADEMARKS

         Other than the trademarks Kool Line(R) and JL(R), the Company does not believe any patents or trademarks it owns are material to its business.

EMPLOYEES

         As of December 31, 1996, the Company had 1,346 full-time employees, of whom 851 were represented by the United Steelworkers of America, AFL-CIO ("USWA"). The USWA workers located at the Company's three manufacturing facilities are covered by separate collective bargaining agreements. These three agreements expire on July 1, 1999. The Company also has three other collective bargaining agreements covering 47 employees. The Company believes that its relationships with its union employees are good. The Company has profit sharing plans for all of its union and salaried employees.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. The Company believes that its business, operations and facilities are being operated in substantial compliance with applicable environmental laws and regulations. The Company's expenditures relating to environmental compliance during the years ended December 31, 1996 and 1995, amounted to $23.6 million and $16.9 million, respectively. The 1996 amount includes approximately $8.5 million of capital expenditures, the majority of which were related to the recently completed Direct Roll Anneal and Pickle ("DRAP") Line at the Midland Plant. Environmental-related capital expenditures are broadly estimated to total approximately $3.0 million and $9.0 million during 1997 and 1998, respectively. This estimate is based on identified projects; actual expenditures may vary as the number and scope of environmental projects are revised and could increase if additional projects are identified or additional regulatory requirements are imposed.

         The Company anticipates that its capital expenditures in connection with environmental matters may increase in the future as more stringent laws and regulations are enacted or become effective. For example, under the Clean Air Act Amendments of 1990, the Company's facilities are becoming subject to air emission regulations more stringent than those that were previously in effect, possibly requiring abatement of chemical air emissions that were previously unregulated and requiring air emission permits not previously required. Also, the implementation of the Great Lakes Initiative will have an impact on future water discharge permits. Legislative reauthorization and amendments are also expected in the next few years for the Clean Water Act and the Resource Conservation and Recovery Act. The Company is currently unable to predict the long-term economic effect that these new laws and regulations will have on the Company.

ITEM 2.  PROPERTIES

         The Company leases 26,500 square feet of office space at One PPG Place in Pittsburgh, Pennsylvania, for its principal corporate offices under a lease expiring in 2002. The Company owns its manufacturing and finishing facilities located at Midland, Pennsylvania; Louisville, Ohio; and Detroit, Michigan.

         The Midland Plant site consists of 364 acres with building space of approximately 3,856,000 square feet currently in use. The Midland Plant contains melting, conditioning and various finishing facilities. This facility was constructed by its original owner for the manufacture of both carbon and stainless steels. Only a portion of the available square footage at the Midland facility is used for the manufacture of flat rolled stainless steel. The Company does not presently intend to use other dormant areas at the Midland Plant, nor does the Company intend to utilize any portion of the facilities for the manufacture of carbon steel.

         The Louisville Plant site consists of 270 acres containing a main manufacturing facility and several auxiliary and office buildings totaling 644,000 square feet. It is a finishing facility and houses the Company's computer center.

         The Detroit Plant site consists of 11 acres containing a manufacturing facility and office building totaling 371,000 square feet. It is a finishing facility.

         The Company believes that its facilities and equipment are adequate and suitable for, and are in a condition which will permit them to serve, the Company's present needs. However, the Company has begun a major capital program designed to expand and improve its facilities to increase capacity and lower operating costs. The Company recently completed construction of the new DRAP Line at the Midland Plant. Commissioning of the DRAP Line, which has the potential to increase J&L's finishing capacity by 80%, is anticipated to occur during the first half of 1997, with full production on the line expected to be achieved by the end of this year. Additionally, at the Louisville Plant, a new coil slitting and packaging line and major improvements to the bright anneal line were recently completed and commissioned in early 1997. The latter project is part of the upgrade of the Company's bright anneal capabilities, which also includes the installation of a new temper mill expected to be completed in 1999. The Company's utilization of its production capacity varies from month to month. For 1996, the Company's utilization of its production capacity was approximately 80%.

ITEM 3.  LEGAL PROCEEDINGS

         On March 1, 1996, the United States filed a civil complaint against the Company at the request of the Environmental Protection Agency ("EPA") alleging eight claims of violations of the Clean Water Act at the Company's Louisville Plant. The action was filed in Federal District Court in the Northern District of Ohio and concerns various alleged violations under each claim occurring from 1990 through 1994. The complaint requests civil penalties of up to $25,000 per day for each violation and injunctive relief. The Company filed an answer on May 23, 1996. The Company intends to vigorously defend this litigation. The Company is not a party to any other pending legal proceedings other than routine litigation incidental to its business. The Company believes that the ultimate resolution of these proceedings, including the EPA action, will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company, and certain other information relating to them, is set forth below.

              NAME                  AGE               POSITIONS HELD
              ----                  ---               --------------
         Claude F. Kronk            65       Director, Vice-Chairman and Chief Executive Officer
         Eugene A. Salvadore        48       Director, President and Chief Operating Officer
         Daryl K. Fox               47       Vice President-Human Resources
         Geoffrey S. Gibson         52       Vice President-Commercial
         Paul J. Grandy             51       Vice President-Engineering
         Gerald L. Kosko            55       Vice President-Purchasing and Traffic
         Michael F. McGuire         51       Vice President-Technology
         Kirk F. Vincent            48       Vice President-Finance and Law
         John A. Wallace            54       Vice President-Operations

         Claude F. Kronk was appointed Vice-Chairman and Chief Executive Officer on August 1, 1995. From 1986 until 1995, he served as President and Chief Executive Officer. Mr. Kronk was employed in various positions by LTV Specialty and its predecessors from 1957 until 1984 and was President of LTV Specialty from 1984 until 1986. Mr. Kronk is also a director of Cold Metal Products, Inc. and of the Triumph Group, Inc.

         Eugene A. Salvadore has been President and Chief Operating Officer of the Company since July 1, 1995. From April 1993 through June 1995, Mr. Salvadore served as Vice President-Operations. From June 1992 through April 1993, Mr. Salvadore was General Manager-Operations of the Company. From
January 1990 to June 1992, he was Plant Manager of the Company's Detroit Plant; prior thereto, he was Director-Operations Control of the Company.

         Daryl K. Fox has been Vice President-Human Resources of the Company since June 1993. From June 1991 to May 1993, Mr. Fox was General Manager, Industrial Relations at LTV Steel Railroads, a division of LTV Steel. From June 1990 to June 1991, he was Director-Human Resources. Prior thereto, he was Manager-Labor Relations at LTV Steel Railroads.

         Geoffrey S. Gibson has been Vice President-Commercial of the Company since June 1993. Prior thereto, Mr. Gibson was General Manager-Sales of the Company.

         Paul J. Grandy was named Vice President-Engineering of the Company in June 1996. Prior thereto, Mr. Grandy was Vice President-Engineering at
Lukens, Inc. Mr. Grandy was Director-Engineering of the Company from 1986 to 1992, when he left to join Lukens.

         Gerald L. Kosko has been Vice President-Purchasing and Traffic of the Company since 1986.

         Michael F. McGuire was promoted to Vice President-Technology during 1995. Prior thereto, Mr. McGuire was Director-Technology of the Company since 1986.

         Kirk F. Vincent has been Vice President-Finance and Law of the Company since December 1991. Prior thereto, Mr. Vincent was Vice President, Secretary and General Counsel of the Company.

         John A. Wallace was promoted to Vice President-Operations during 1995. Prior thereto, Mr. Wallace was Plant Manager of the Company's Midland Plant since 1986.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The information required by this item is included herein by reference from "Stock Exchange Listing" and "Common Stock Data" on page 29 of the Company's 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included herein by reference from the "Selected Financial Data" on page 26 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 8 of the Company's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are incorporated herein by reference from the Company's 1996 Annual Report and are listed in Item 14(a) 1. and 2. of "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information reported in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," the information required by this item is incorporated by reference from the caption "Election of Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the caption "Executive Compensation" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this item is incorporated herein by reference from the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference from the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of the Form 10-K report:

     1.  Financial Statements

         The consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996, together with the report of Arthur Andersen LLP, independent public accountants, dated January 28, 1997, on pages 9 through 24 of the Company's 1996 Annual Report are incorporated herein by reference.

     2.  Financial Statement Schedules

         The financial statement schedule shown below should be read in conjunction with the financial statements contained in the Company's 1996 Annual Report.

                                                                                    Page No. of
                                                                             This Form 10-K Report
                                                                             ---------------------
        a.  Independent Public Accountants' Report                                     17

        b.  Financial Statement Schedule:

            II - Valuation and Qualifying Accounts for the period                      18
                 January 1, 1994 through December 31, 1996

     3.  Exhibits

         The exhibits listed below are filed as a part of this Form 10-K.

   EXHIBIT NO.                        DESCRIPTION
   -----------                        -----------

       2.1 Asset Purchase Agreement, dated March 18, 1986, among LTV Steel Specialty Products Company, LTV Steel Company, Inc., The LTV Corporation, Inc., Citicorp Capital Investors Ltd. and Products. Incorporated by reference to Exhibit 2.1 to the Company's Form S-1, Registration No. 33-10474.

       2.2 Plan of Merger and Agreement of Reorganization, dated as of December 6, 1987, by and among Products, J&L Merger Corporation and Specialty Materials Corporation. Incorporated by reference to
              Exhibit 2.2 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474.

       2.3 Merger Agreement, dated March 13, 1990, as amended as of June 14, 1990, among Specialty Materials Corporation, SMC Acquisition Corporation of Delaware and Ugine s.a. (formerly Ugine Aciers de Chatillon et Gueugnon, S.A.). Incorporated by reference to
              Exhibit 2.3 to the Company's Form S-1, Registration No. 33-69370.

       2.4 Agreement and Plan of Merger dated December 6, 1993 by and between Products and Specialty Materials Corporation and by and between Specialty Materials Corporation and J&L Specialty Steel, Inc. Incorporated by reference to Exhibit 2.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

   EXHIBIT NO.                        DESCRIPTION
   -----------                        -----------

       3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.

       3.2 By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.

       4.1 Agreements to furnish a copy of certain instruments which relate to long-term debt not registered. Incorporated by reference to
              Exhibit 4.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1988, to Exhibit 4.5 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1989, and to Exhibit 4.4 to the Company's Amendment No. 2 to Form S-1, Registration No. 33-29398.

       10.1 Employment Agreement, dated April 28, 1986, between Claude F. Kronk and Products. Incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474 and to Exhibit 10.1 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

       10.2 Agreement Amending Employment Agreement, dated July 13, 1987, between Claude F. Kronk and Products. Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

       10.3 Amendment to Employment Agreement, dated as of October 1, 1989, among Products, Specialty Materials Corporation and Claude F. Kronk. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.*

       10.4 Third Amendment to Employment Agreement, dated as of November 1, 1990, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.4 to the Company's Form S-1, Registration No. 33-69370.*

       10.5 Second Agreement Amending Employment Agreement, dated as of October 1, 1991, among Products, Specialty Materials Corporation and Claude F. Kronk. Incorporated by reference to Exhibit 10.5 to the Company's Form S-1, Registration No. 33-69370.*

       10.6 Fourth Amendment to Employment Agreement, dated as of October 1, 1992, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1, Registration No. 33-69370.*

       10.7 Fifth Amendment to Employment Agreement, dated as of December 29, 1992, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.7 to the Company's Form S-1, Registration No. 33-69370.*

       10.8 Agreement, dated July 13, 1987, between Claude F. Kronk and Products. Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

       10.9 Amendment to Agreement, dated as of October 5, 1989, between Products and Claude F. Kronk. Incorporated by reference to
              Exhibit 10.14 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.*

       10.10 Letter Agreement dated September 28, 1995, between the Company and Eugene A. Salvadore. Incorporated by reference to Exhibit
              10.2 of the Company's Form 10-Q filed on September 30, 1995.*

   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------

       10.11 Company's Pension Plan, as amended and restated, effective January 1, 1993. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1, Registration No. 33-69370.*

       10.12 Company's Salaried Employees' Pension Plan, as amended and restated, effective January 1, 1989. Incorporated by reference to
              Exhibit 10.28 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.*

       10.13 Company's First Amendment to the Pension Plan, effective as of the dates noted therein, executed December 12, 1994. Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on June 30, 1995.*

       10.14 Company's Salaried Employees' Pension Plan, as amended and restated effective January 1, 1989, as amended by amendment executed June 9, 1995. Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on June 30, 1995.*

       10.15 Company's Executive Benefit Plan, as amended and restated, effective May 1, 1992. Incorporated by reference to Exhibit 10.10 to the Company's Form S-1, Registration No. 33-69370.*

       10.16 Trust Agreement, dated July 21, 1987, between Products and Pittsburgh National Bank for Claude F. Kronk, with a schedule identifying other documents omitted and setting forth the material details in which such omitted documents differ from the document, a copy of which is filed. Incorporated by reference to
              Exhibit 10.13 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

       10.17 Company's Capital Accumulation Plan, as amended and restated effective July 1, 1990, as amended by amendment executed July 10, 1995. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on June 30, 1995.*

       10.18 Company's Amendment to Capital Accumulation Plan, effective as of January 1, 1997. Filed herewith.*

       10.19 Company's Amended and Restated Senior Management Incentive Plan, dated January 1, 1992, as amended by amendment dated January 1, 1993. Incorporated by reference to Exhibit 10.13 to the Company's Form S-1, Registration No. 33-69370.*

       10.20 Company's Second Amendment to Senior Management Incentive Plan, effective as of January 1, 1996. Incorporated by reference to
              Exhibit 10.19 of the Company's Form 10-K filed on March 28,
              1996.*

       10.21 Company's Third Amendment to Senior Management Incentive Plan, effective as of January 1, 1997. Filed herewith.*

       10.22 Settlement Agreement, made as of June 1, 1988, as amended as of August 15, 1988, by and among LTV Steel Tubular Products Company, LTV Steel Company, Inc., The LTV Corporation, The Monongahela Connecting Railroad Company, Products and Specialty Materials Corporation, including Tolling Agreement attached thereto as Exhibit B. Incorporated by reference to Exhibits 10.27 and 10.28 to the Company's Form 8-K filed on October 20, 1988.

       10.23 Indemnity Trust Agreement, dated September 30, 1986, between Products and Pittsburgh National Bank. Incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474.

   EXHIBIT NO.                       DESCRIPTION
   -----------                       -----------

       10.24 Form of Indemnification Agreement (including signature pages) among the Company and certain directors, officers and employees. Incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474, to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1987, and to Exhibits
              10.24 and 10.31 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.

       10.25 1993 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1993.*

       10.26 Lease Agreement, dated September 1, 1992, between Beaver County Industrial Development Authority and Products, with respect to the 6.6% pollution control revenue bonds. Incorporated by reference to Exhibit 10.24 to the Company's Form S-1, Registration No. 33-69370.

       10.27 Agreement of Sale, dated June 1, 1978, between Beaver County Industrial Development Authority and Products (as successor to Colt Industries, Inc.), with respect to the 7% pollution control revenue bonds. Incorporated by reference to Exhibit 10.25 to the Company's Form S-1, Registration No. 33-69370.

       10.28 $100,000,000 Credit Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on June 30, 1995.

       10.29 Amendment No. 1 to Credit Agreement dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on March 28, 1996.

       10.30 $125,000,000 Term Loan Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on June 30, 1995.

       10.31 Amendment No. 1 to Term Loan Agreement, dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K filed on March 28, 1996.

       10.32 Research and Technology Agreement, dated as of October 1, 1993, between the Company and Usinor Sacilor (successor by merger to Ugine s.a.). Incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

       10.33 Indemnification Agreement dated August 1, 1995 between the Company and John A. Wallace. Incorporated by reference to Exhibit
              10.4 of the Company's Form 10-Q filed on September 30, 1995.

       10.34 Form of Indemnification Agreement between the Company and each of Pierre F. de Ravel d'Esclapon, Michael J. Hiemstra and Jennings
              R. Lambeth. Incorporated by reference to Exhibit 10.32 to the Company's Form S-1, Registration No. 33-69370.

   EXHIBIT NO.                       DESCRIPTION
   -----------                       -----------

       13.1 The following portion of the 1996 Annual Report to Shareholders: pages 5 through 26 inclusive, and the sections entitled "Common Stock Data" and "Stock Exchange Listing" on page 29. Such Annual Report, except for those portions thereof which are expressly incorporated in this Form 10-K by reference, is not deemed "filed" with the Securities and Exchange Commission.

       22.1   List of Subsidiaries. Filed herewith.

       23.2   Consent of Arthur Andersen LLP. Filed herewith.

       27.1   Financial Data Schedule. Filed herewith.

         *Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

         The Company agrees to furnish to the Commission upon request copies of all instruments not listed above which define the rights of holders of long-term debt of the Company and its subsidiaries.

         Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 a page to any shareholder of record upon written request to the Assistant Treasurer, J&L Specialty Steel, Inc., One PPG Place, P.O.
Box 3373, Pittsburgh, Pennsylvania 15230-3373.

(b) The following report on Form 8-K was filed:

        Report Date                      Description
        -----------                      -----------

     February 3, 1997    In late January 1997, the Company reached a settlement
                         with an unrelated third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company from 1991 to 1996.
                         As a result of this settlement, the Company received a $5.9 million cash payment. This $5.9 million pretax gain will be recognized in the first quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 1997.

                                      J&L SPECIALTY STEEL, INC.

                                      /s/ CLAUDE F. KRONK
                                      ------------------------
                                      Claude F. Kronk
                                      Vice Chairman and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 1997.

/s/ PHILIPPE CHOPPIN DE JANVRY                /s/ ROBERT HUDRY
--------------------------------              ----------------------------
Philippe Choppin de Janvry                    Robert Hudry
Chairman, Board of Directors                  Director

/s/ CLAUDE F. KRONK                           /s/ JENNINGS R. LAMBETH
--------------------------------              ----------------------------
Claude F. Kronk                               Jennings R. Lambeth
Vice Chairman, Chief Executive Officer        Director
and Director

/s/ EUGENE A. SALVADORE                       /s/ MICHEL LE PAGE
--------------------------------              ----------------------------
Eugene A. Salvadore                           Michel Le Page
President, Chief Operating Officer            Director
and Director

/s/ KIRK F. VINCENT                           /s/ MICHEL J. LONGCHAMPT
--------------------------------              ----------------------------
Kirk F. Vincent                               Michel J. Longchampt
Vice President - Finance and Law              Director

/s/ JOSEPH F. BROZICK                         /s/ GERARD MARTEL
--------------------------------              ----------------------------
Joseph F. Brozick                             Gerard Martel
Controller and Chief Accounting Officer       Director

/s/ JEAN DIDIER DUJARDIN                      /s/ PIERRE F. DE RAVEL D'ESCLAPON
--------------------------------              ---------------------------------
Jean Didier Dujardin                          Pierre F. de Ravel d'Esclapon
Director                                      Director

/s/ MICHAEL J. HIEMSTRA                       /s/ FRANCIS MER
--------------------------------              ----------------------------
Michael J. Hiemstra                           Francis Mer
Director                                      Director

                                              /s/ JOHN J. SHEEHAN
                                              ----------------------------
                                              John J. Sheehan
                                              Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
J&L Specialty Steel, Inc:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in J&L Specialty Steel, Inc.'s 1996 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the index in Item 14(a)2 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   /s/ ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
January 28, 1997

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           J&L SPECIALTY STEEL, INC.
            FOR THE PERIOD JANUARY 1, 1994 THROUGH DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------
        COL. A                              COL. B        COL. C       COL. D      COL. E              COL. F
-------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                          -------------------
                                            BALANCE       CHARGED   CHARGED                           BALANCE
                                              AT            TO      TO OTHER                            AT
                                           BEGINNING     COSTS AND  ACCOUNTS-    DEDUCTIONS-           END OF
      DESCRIPTION                          OF PERIOD     EXPENSES    DESCRIBE     DESCRIBE             PERIOD
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Allowances for accounts receivable       $  4,512       $   500    $    --      $    (233) (A)      $  4,779
                                           ========       =======    =======      =========           ========
Year ended December 31, 1995:
  Allowances for accounts receivable       $  4,779       $   500    $    --      $    (943) (A)      $  4,336
                                           ========       =======    =======      =========           ========
Year ended December 31, 1996:
  Allowances for accounts receivable       $  4,336       $    --    $    --      $    (467) (B)      $  3,869
                                           ========       =======    =======      =========           ========

(A) Principally uncollectible accounts written off.
(B) Adjustment to account balance.

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
   2.1      Asset Purchase Agreement, dated March 18, 1986, among LTV Steel
            Specialty Products Company, LTV Steel Company, Inc., The LTV
            Corporation, Inc., Citicorp Capital Investors Ltd. and Products.
            Incorporated by reference to Exhibit 2.1 to the Company's Form S-1,
            Registration No. 33-10474.*

   2.2      Plan of Merger and Agreement of Reorganization, dated as of December
            6, 1987, by and among Products, J&L Merger Corporation and Specialty
            Materials Corporation. Incorporated by reference to Exhibit 2.2 to the Company's Post-Effective Amendment No. 2 to Form S-1,
            Registration No. 33-10474.*

   2.3      Merger Agreement, dated March 13, 1990, as amended as of June 14,
            1990, among Specialty Materials Corporation, SMC Acquisition
            Corporation of Delaware and Ugine s.a. (formerly Ugine Aciers de
            Chatillon et Gueugnon, S.A.). Incorporated by reference to Exhibit
            2.3 to the Company's Form S-1, Registration No. 33-69370.*

   2.4      Agreement and Plan of Merger dated December 6, 1993 by and between
            Products and Specialty Materials Corporation and by and between Specialty Materials Corporation and J&L Specialty Steel, Inc.
            Incorporated by reference to Exhibit 2.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993.*

   3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.*

   3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.*

   4.1 Agreements to furnish a copy of certain instruments which relate to long-term debt not registered. Incorporated by reference to Exhibit
            4.8 to the Company's Report on Form 10-K for the fiscal year ended
            September 30, 1988, to Exhibit 4.5 to the Company's Report on Form
            10-K for the fiscal year ended September 30, 1989, and to Exhibit
            4.4 to the Company's Amendment No. 2 to Form S-1, Registration No.
            33-29398.*

   10.1 Employment Agreement, dated April 28, 1986, between Claude F. Kronk and Products. Incorporated by reference to Exhibit 10.1 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration
            No. 33-10474 and to Exhibit 10.1 to the Company's Report on Form
            10-Q for the fiscal quarter ended June 30, 1987.*

   10.2 Agreement Amending Employment Agreement, dated July 13, 1987, between Claude F. Kronk and Products. Incorporated by reference to
            Exhibit 10.7 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

   10.3 Amendment to Employment Agreement, dated as of October 1, 1989, among Products, Specialty Materials Corporation and Claude F. Kronk.
            Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.*

   10.4     Third Amendment to Employment Agreement, dated as of November 1,
            1990, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.4 to the Company's Form S-1, Registration
            No. 33-69370.*

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   10.5     Second Agreement Amending Employment Agreement, dated as of October
            1, 1991, among Products, Specialty Materials Corporation and Claude
            F. Kronk. Incorporated by reference to Exhibit 10.5 to the Company's
            Form S-1, Registration No. 33-69370.*

   10.6     Fourth Amendment to Employment Agreement, dated as of October 1,
            1992, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.6 to the Company's Form S-1, Registration
            No. 33-69370.*

   10.7     Fifth Amendment to Employment Agreement, dated as of December 29,
            1992, between Products and Claude F. Kronk. Incorporated by reference to Exhibit 10.7 to the Company's Form S-1, Registration
            No. 33-69370.*

   10.8     Agreement, dated July 13, 1987, between Claude F. Kronk and
            Products. Incorporated by reference to Exhibit 10.7 to the Company's
            Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

   10.9     Amendment to Agreement, dated as of October 5, 1989, between
            Products and Claude F. Kronk. Incorporated by reference to Exhibit
            10.14 to the Company's Report on Form 10-K for the fiscal year ended
            September 30, 1989.*

   10.10    Letter Agreement dated September 28, 1995, between the Company and
            Eugene A. Salvadore. Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on September 30, 1995.*

   10.11    Company's Pension Plan, as amended and restated, effective January
            1, 1993. Incorporated by reference to Exhibit 10.8 to the Company's
            Form S-1, Registration No. 33-69370.*

   10.12 Company's Salaried Employees' Pension Plan, as amended and restated, effective January 1, 1989. Incorporated by reference to Exhibit
            10.28 to the Company's Post-Effective Amendment No. 1 to Form S-1,
            Registration No. 33-29398.*

   10.13 Company's First Amendment to the Pension Plan, effective as of the dates noted therein, executed December 12, 1994. Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on June
            30, 1995.*

   10.14 Company's Salaried Employees' Pension Plan, as amended and restated effective January 1, 1989, as amended by amendment executed June 9, 1995. Incorporated by reference to Exhibit 10.3 of the Company's
            Form 10-Q filed on June 30, 1995.*

   10.15    Company's Executive Benefit Plan, as amended and restated, effective
            May 1, 1992. Incorporated by reference to Exhibit 10.10 to the
            Company's Form S-1, Registration No. 33-69370.*

   10.16    Trust Agreement, dated July 21, 1987, between Products and
            Pittsburgh National Bank for Claude F. Kronk, with a schedule identifying other documents omitted and setting forth the material details in which such omitted documents differ from the document, a copy of which is filed. Incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the fiscal quarter ended
            June 30, 1987.*

   10.17 Company's Capital Accumulation Plan, as amended and restated effective July 1, 1990, as amended by amendment dated July 10, 1995.
            Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on June 30, 1995.*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.18    Company's Amendment to Capital Accumulation Plan, effective as of
            January 1, 1997. Filed herewith.

   10.19 Company's Amended and Restated Senior Management Incentive Plan, dated January 1, 1992, as amended by amendment dated January 1, 1993. Incorporated by reference to Exhibit 10.13 to the Company's
            Form S-1, Registration No. 33-69370.*

   10.20 Company's Second Amendment to Senior Management Incentive Plan, effective as of January 1, 1996. Incorporated by reference to
            Exhibit 10.19 of the Company's Form 10-K filed on March 28, 1996.*

   10.21 Company's Third Amendment to Senior Management Incentive Plan, effective as of January 1, 1997. Filed herewith.

   10.22 Settlement Agreement, made as of June 1, 1988, as amended as of August 15, 1988, by and among LTV Steel Tubular Products Company,
            LTV Steel Company, Inc., The LTV Corporation, The Monongahela
            Connecting Railroad Company, Products and Specialty Materials
            Corporation, including Tolling Agreement attached thereto as Exhibit
            B. Incorporated by reference to Exhibits 10.27 and 10.28 to the Company's Form 8-K filed on October 20, 1988.*

   10.23    Indemnity Trust Agreement, dated September 30, 1986, between
            Products and Pittsburgh National Bank. Incorporated by reference to
            Exhibit 10.27 to the Company's Post-Effective Amendment No. 2 to
            Form S-1, Registration No. 33-10474.*

   10.24 Form of Indemnification Agreement (including signature pages) among the Company and certain directors, officers and employees.
            Incorporated by reference to Exhibit 10.28 to the Company's
            Post-Effective Amendment No. 2 to Form S-1, Registration No.
            33-10474, to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1987, and to Exhibits 10.24 and
            10.31 to the Company's Post-Effective Amendment No. 1 to Form S-1,
            Registration No. 33-29398.*

   10.25 1993 Stock Incentive Plan of the Company. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1993.*

   10.26    Lease Agreement, dated September 1, 1992, between Beaver County
            Industrial Development Authority and Products, with respect to the 6.6% pollution control revenue bonds. Incorporated by reference to
            Exhibit 10.24 to the Company's Form S-1, Registration No. 33-69370.*

   10.27    Agreement of Sale, dated June 1, 1978, between Beaver County
            Industrial Development Authority and Products (as successor to Colt
            Industries, Inc.), with respect to the 7% pollution control revenue bonds. Incorporated by reference to Exhibit 10.25 to the Company's
            Form S-1, Registration No. 33-69370.*

   10.28    $100,000,000 Credit Agreement dated July 14, 1995, among the
            Company, various banks, Mellon Bank, N.A., as agent and Credit
            Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New
            York, as co-agents. Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on June 30, 1995.*

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
   10.29    Amendment No. 1 to Credit Agreement dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and
            Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of
            New York, as co-agents. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on March 28, 1996.*

   10.30    $125,000,000 Term Loan Agreement dated July 14, 1995, among the
            Company, various banks, Mellon Bank, N.A., as agent and Credit
            Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New
            York, as co-agents Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on June 30, 1995.*

   10.31    Amendment No. 1 to Term Loan Agreement, dated as of December 10,
            1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit
            10.31 to the Company's Form 10-K on March 28, 1996.*

   10.32 Research and Technology Agreement, dated as of October 1, 1993, between the Company and Usinor Sacilor (successor by merger to Ugine s.a.). Incorporated by reference to Exhibit 10.26 to the Company's
            Form 10-K for the fiscal year ended December 31, 1993.*

   10.33 Indemnification Agreement dated August 1, 1995 between the Company and John A. Wallace. Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on September 30, 1995.*

   10.34 Form of Indemnification Agreement between the Company and each of Pierre F. de Ravel d'Esclapon, Michael J. Hiemstra and Jennings R.
            Lambeth. Incorporated by reference to Exhibit 10.32 to the Company's
            Form S-1, Registration No. 33-69370.*

   13.1     The following portion of the 1996 Annual Report to Shareholders:
            pages 5 through 26 inclusive, and the sections entitled "Common
            Stock Data" and "Stock Exchange Listing" on page 29. Such Annual
            Report, except for those portions thereof which are expressly incorporated in this Form 10-K by reference, is not deemed "filed" with the Securities and Exchange Commission.

   22.1     List of Subsidiaries. Filed herewith.

   23.2     Consent of Arthur Andersen LLP. Filed herewith.

   27.1     Financial Data Schedule. Filed herewith.

-----
* Incorporated by Reference.