Form 10-Q
period 1997-03-31
J&L SPECIALTY STEEL INC
filed 1997-05-15
CIK 912599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1997

                             or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ]   No [   ]

Number of shares of Common Stock outstanding as of April 30, 1997:  38,670,000

================================================================================

                           J&L SPECIALTY STEEL, INC.
                                 SEC FORM 10-Q
                          Quarter Ended March 31, 1997

                                     Index

                                                                                 Page No.
                                                                                 --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Statements
                of Income                                                             3

             Condensed Consolidated Balance Sheets                                    4

             Condensed Consolidated Statements of
                Cash Flows                                                            5

             Notes to Condensed Consolidated
                Financial Statements                                                  6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations                                                         7

PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                        10

    Signature                                                                        11

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL  STATEMENTS

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                              1997                 1996
                                                            --------             --------
Trade sales, net                                          $  154,332           $  171,861
Sales to affiliates, net                                      10,763               13,065
                                                          ----------           ----------
    Total sales, net                                         165,095              184,926

Cost of products sold                                        148,001              152,045
Depreciation and amortization expenses                         5,920                5,695
                                                          ----------           ----------
    Gross profit                                              11,174               27,186

Selling, general and administrative expenses                   5,001                4,846
Research and technology expense                                1,567                1,535
Unusual item                                                  (5,907)                  --
                                                          ----------           ----------
    Operating income                                          10,513               20,805

Interest income                                                  (35)                (158)
Interest expense                                                 715                1,213
Other (income) expense, net                                      (41)                 304
                                                          ----------           ----------
     Income before income taxes                                9,874               19,446

Income taxes                                                   4,833                8,764
                                                          ----------           ----------
    Net income                                            $    5,041           $   10,682
                                                          ==========           ==========

Per share data:

 Net income per common share                              $      .13           $      .28
                                                          ==========           ==========

 Dividends declared per common share                      $      .10           $      .10
                                                          ==========           ==========

 Weighted average number of common
    shares outstanding                                    38,670,000           38,670,000


              The accompanying notes are an integral part of these
                             financial statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                      March 31,          December 31,
                                      ASSETS                            1997                 1996
                                                                     ----------          ------------
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                           $    921            $    499
   Trade receivables, less allowances of
     $3,904 and $3,869, respectively                                     69,309              55,153
   Trade receivables from affiliates                                      8,293               6,191
   Inventories                                                          147,359             143,576
   Deferred income taxes                                                  7,383               7,172
   Prepaid expenses and other current assets                                661                 605
                                                                       --------            --------
     Total current assets                                               233,926             213,196
                                                                       --------            --------
Property, plant and equipment, net of accumulated depreciation
   of $98,219 and $94,169, respectively                                 325,869             304,721
Goodwill, net of accumulated amortization
   of $69,977 and $68,194, respectively                                 236,426             238,209
Deferred income taxes                                                     3,995               3,587
Other noncurrent assets                                                  12,141              12,215
                                                                       --------            --------
     Total assets                                                      $812,357            $771,928
                                                                       ========            ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Common stock dividend payable                                       $  3,867            $  3,867
   Short-term debt                                                        8,625               6,205
   Trade accounts payable                                                85,014              72,621
   Construction accounts payable                                         18,219              22,914
   Accrued employee compensation and benefits                            16,932              19,571
   Accrued income taxes                                                   7,931               3,360
   Reserve for claims and allowances                                      4,574               6,090
   Other accrued liabilities                                             10,233               9,810
                                                                       --------            --------
     Total current liabilities                                          155,395             144,438
                                                                       --------            --------
Long-term debt                                                          196,651             170,452
Postretirement benefits liability                                        49,689              48,729
Other noncurrent liabilities                                             18,281              17,571
Shareholders' equity:
   Common stock (par value $.01 per share;
     100,000,000 shares authorized, 38,670,000
     shares issued and outstanding)                                         387                 387
   Additional paid-in capital                                           308,807             308,378
   Retained earnings                                                     83,147              81,973
                                                                       --------            --------
     Total shareholders' equity                                         392,341             390,738
                                                                       --------            --------
     Total liabilities and shareholders' equity                        $812,357            $771,928
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

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                         1997             1996
                                                                                       --------         --------
Cash flows from operating activities:
  Net cash provided (used)  by operating activities                                    $    867         $(18,668)
                                                                                       --------         --------

Cash flows from investing activities:
 Capital expenditures                                                                   (25,197)         (16,796)
                                                                                       --------         --------
  Net cash used by investing activities                                                 (25,197)         (16,796)
                                                                                       --------         --------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                                       2,300            5,000
 Borrowings on revolving credit facility, net                                            25,000               --
 Borrowings of industrial development notes, net                                          1,319             (105)
 Common stock dividends paid                                                             (3,867)          (3,480)
                                                                                       --------         --------
   Net cash provided by financing activities                                             24,752            1,415
                                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                                        422          (34,049)
Cash and cash equivalents at beginning of period                                            499           35,428
                                                                                       --------         --------
Cash and cash equivalents at end of period                                             $    921         $  1,379
                                                                                       ========         ========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                                                      $  2,624         $  2,028
         Income taxes                                                                       452            3,386

              The accompanying notes are an integral part of these
                             financial statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended March 31, 1997, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1996. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                                                       March 31,             December 31,
Inventories consisted of the following:                                   1997                   1996
---------------------------------------                                ---------             ------------
Raw materials                                                          $ 24,670                $ 14,567
Work-in-process                                                         103,608                 104,512
Finished goods                                                           42,374                  39,448
                                                                       --------                --------
Total inventories at current cost                                       170,652                 158,527
Less allowance to reduce current cost
      values to LIFO basis                                              (23,293)                (14,951)
                                                                       --------                --------
     Total inventories                                                 $147,359                $143,576
                                                                       ========                ========

NOTE 3            UNUSUAL ITEM

In January 1997, the Company reached a settlement with a third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company from 1991 to 1996. As a result of this settlement, the Company received a $5.9 million cash payment.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three-month periods ended March 31, 1997 and 1996, respectively. This discussion should be read in connection with the information in the Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased to $165.1 million in the first quarter of 1997 from $184.9 million in the first quarter of 1996. This 10.7% reduction in net sales was due to significantly lower selling prices, somewhat offset by higher shipments. Shipments for the first quarter of 1997 were 92,761 tons, an 11.2% increase over the 83,433 tons shipped in the first quarter of 1996. Intense price competition experienced throughout all of 1996 continued into the first quarter of 1997 with average selling prices falling 20% below first quarter 1996 average selling prices. The Company announced a 5% price increase effective March 2, 1997. This increase provided limited financial benefit in the 1997 first quarter. The Company had also announced a second 5% price increase scheduled for May 4, 1997. Due to market conditions, the Company recently announced that the effective date of the second price increase will be delayed by one month.

Cost of products sold as a percentage of net sales for the first quarter of 1997 increased to 89.6% compared to 82.2% for the first quarter of 1996 due to the significantly lower selling prices realized in the current quarter. The average cost of products sold during the first quarter of 1997 was 12.4% lower than during the same period of 1996, principally due to lower raw material costs.

Included in operating income in the first quarter of 1997 is a pretax gain of $5.9 million. In January 1997, the Company reached a settlement with a third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company from 1991 to 1996. As a result of this settlement, the Company received a $5.9 million cash payment.

Interest expense decreased $.5 million, or 41.1%, in the first quarter of 1997 compared to the first quarter of 1996. While total interest cost incurred increased due to higher outstanding debt, capitalized interest reduced interest expense in the first quarters of 1997 and 1996 by $2.4 million and $1.1 million, respectively. The capitalized interest in both periods primarily related to the Direct Roll Anneal and Pickle ("DRAP") Line capital project at the Company's Midland, Pennsylvania plant.

Other (income) expense improved significantly in the current period versus 1996 due to the absence of demolition and disposal activities relating to non-operating facilities at the Midland plant which occurred in the 1996 first quarter.

The effective income tax rates were 49.0% and 45.1% for the first quarter of 1997 and 1996, respectively. The higher rate for the 1997 quarter is due to the fact that the amortization of the purchase accounting adjustment, primarily goodwill which is not deductible for income tax purposes, was a relatively larger component of pretax income in 1997.

Due to the items described above, net income for the first quarter of 1997 decreased 52.8% to $5.0 million, or $.13 per share, from net income of $10.7 million, or $.28 per share, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $.9 million and borrowings of $28.6 million were used to pay $25.2 million of capital expenditures and dividends of $3.9 million. Included in cash from operating activities was the receipt of $5.9 million from a third-party vendor related to a commercial dispute. The Company increased its borrowings by $25.0 million under its $100.0 million revolving credit facility and $2.3 million under short term lines of credit during the first quarter of 1997. Total borrowings under the revolving credit facility and short term lines of credit were $45.0 million and $7.9 million, respectively, as of March 31, 1997. The majority of the capital expenditures for the first quarter of 1997 were related to the DRAP Line.

Working capital increased $9.8 million from the prior year end to $78.5 million as of March 31, 1997. The increase in working capital was primarily due to higher inventories and accounts receivable partly offset by higher accounts payables.

In addition to the $3.9 million dividend mentioned above, on February 20, 1997, the Company declared a quarterly cash dividend of $.10 per share payable on April 23, 1997 to shareholders of record as of the close of business on April 9, 1997.

The Company believes that cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.

OTHER MATTERS

The $16 million upgrade of the Bright Anneal line at the Company's Louisville, Ohio plant was completed in January 1997. In February, the Board of Directors authorized the acquisition of a new $27 million temper mill for the Louisville plant. This new mill, scheduled for installation in 1999, will provide increased capacity for bright anneal and Kool Line(R) products.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in February 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which includes only the weighted average number of common shares outstanding and does not include any dilutive securities in the calculation. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the first quarter of 1997, there would have been no impact compared to that which was reported.

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

                                       J&L SPECIALTY STEEL, INC.
                                       (Registrant)

May 15, 1997                           /s/  KIRK F. VINCENT
                                       -------------------------------------
                                            Kirk F. Vincent
                                            Vice President - Finance and Law
                                            (Principal financial officer and
                                            duly authorized signatory)

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
27.1          Financial Data Schedule