Form 10-Q
period 1997-06-30
J&L SPECIALTY STEEL INC
filed 1997-08-14
CIK 912599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

                             or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No  [_]

Number of shares of Common Stock outstanding as of July 31, 1997:
38,670,000

================================================================================

                           J&L SPECIALTY STEEL, INC.
                                 SEC FORM 10-Q
                          Quarter Ended June 30, 1997

                                     Index


                                                                                              Page No.
                                                                                              --------
PART I.            FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Condensed Consolidated Statements
                      of Income                                                                  3

                   Condensed Consolidated Balance Sheets                                         5

                   Condensed Consolidated Statements of
                      Cash Flows                                                                 6

                   Notes to Condensed Consolidated
                      Financial Statements                                                       7

    Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                                              9


PART II.           OTHER INFORMATION

    Item 4.        Submission of Matters to a Vote of Security Holders                           12

    Item 6.        Exhibits and Reports on Form 8-K                                              13

    Signature                                                                                    14

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL  STATEMENTS


                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                     1997                 1996
                                                                                     ----                 ----
Trade sales, net                                                                    $146,837             $149,794
Sales to affiliates, net                                                              14,459               13,910
                                                                                    --------             --------
    Total sales, net                                                                 161,296              163,704

Cost of products sold                                                                150,968              136,233
Depreciation and amortization expenses                                                 6,206                5,689
                                                                                    --------             --------
    Gross profit                                                                       4,122               21,782

Selling, general and administrative expenses                                           5,304                4,675
Research and technology expense                                                        1,501                1,561
                                                                                    --------             --------
    Operating (loss) income                                                           (2,683)              15,546

Interest income                                                                          (36)                 (36)
Interest expense                                                                       1,312                1,022
Other (income) expense, net                                                              (20)                 115
                                                                                    --------             --------
     (Loss) income before income taxes                                                (3,939)              14,445

Income taxes                                                                            (553)               6,672
                                                                                    --------             --------
    Net (loss) income                                                               $ (3,386)            $  7,773
                                                                                    ========             ========

Per share data:
 Net (loss) income per common share                                               $     (.09)          $      .20
                                                                                  ==========           ==========
 Dividends declared per common share                                              $      .10           $      .10
                                                                                  ==========           ==========
 Weighted average number of common
    shares outstanding                                                            38,670,000           38,670,000


   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                     1997                 1996
                                                                                     ----                 ----
Trade sales, net                                                                   $301,169             $321,655
Sales to affiliates, net                                                             25,222               26,975
                                                                                   --------             --------
    Total sales, net                                                                326,391              348,630

Cost of products sold                                                               298,969              288,278
Depreciation and amortization expenses                                               12,126               11,384
                                                                                   --------             --------
    Gross profit                                                                     15,296               48,968

Selling, general and administrative expenses                                         10,305                9,521
Research and technology expense                                                       3,068                3,096
Unusual item                                                                         (5,907)                  --
                                                                                   --------             --------
    Operating income                                                                  7,830               36,351

Interest income                                                                         (71)                (194)
Interest expense                                                                      2,027                2,235
Other (income) expense, net                                                             (61)                 419
                                                                                   --------             --------
     Income before income taxes                                                       5,935               33,891

Income taxes                                                                          4,280               15,436
                                                                                   --------             --------
    Net income                                                                     $  1,655             $ 18,455
                                                                                   ========             ========
Per share data:
 Net income per common share                                                       $    .04             $    .48
                                                                                   ========             ========

 Dividends declared per common share                                               $    .20             $    .20
                                                                                   ========             ========

Weighted average number of common
    shares outstanding                                                            38,670,000           38,670,000


   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                                            June 30,           December 31,
                                      ASSETS                                                  1997                 1996
                                                                                              ----                 ----
                                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                                $     413            $     499
   Trade receivables, less allowances of
     $3,890 and $3,869, respectively                                                           63,826               55,153
   Trade receivables from affiliates                                                            9,431                6,191
   Inventories                                                                                144,421              143,576
   Deferred income taxes                                                                        7,590                7,172
   Prepaid expenses and other current assets                                                      313                  605
                                                                                            ---------            ---------
     Total current assets                                                                     225,994              213,196
                                                                                            ---------            ---------
Property, plant and equipment, net of accumulated depreciation
   of $102,546 and $94,169, respectively                                                      334,874              304,721
Goodwill, net of accumulated amortization
   of $71,759 and $68,194, respectively                                                       234,644              238,209
Deferred income taxes                                                                           5,851                3,587
Other noncurrent assets                                                                        11,142               12,215
                                                                                            ---------            ---------
     Total assets                                                                           $ 812,505            $ 771,928
                                                                                            =========            =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Common stock dividend payable                                                            $   3,867            $   3,867
   Short-term debt                                                                              8,152                6,205
   Trade accounts payable                                                                      80,929               72,621
   Construction accounts payable                                                               14,883               22,914
   Accrued employee compensation and benefits                                                  18,427               19,571
   Accrued income taxes                                                                         3,728                3,360
   Reserve for claims and allowances                                                            4,574                6,090
   Other accrued liabilities                                                                   11,405                9,810
                                                                                            ---------            ---------
     Total current liabilities                                                                145,965              144,438
                                                                                            ---------            ---------
Long-term debt                                                                                211,433              170,452
Postretirement benefits liability                                                              50,629               48,729
Other noncurrent liabilities                                                                   18,962               17,571
Shareholders' equity:
   Common stock (par value $.01 per share;
     100,000,000 shares authorized, 38,670,000
     shares issued and outstanding)                                                               387                  387
   Additional paid-in capital                                                                 309,235              308,378
   Retained earnings                                                                           75,894               81,973
                                                                                            ---------            ---------
     Total shareholders' equity                                                               385,516              390,738
                                                                                            ---------            ---------
     Total liabilities and shareholders' equity                                             $ 812,505            $ 771,928
                                                                                            =========            =========


   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          -------------------------------
                                                                                          1997                       1996
                                                                                          ----                       ----
Cash flows from operating activities:
  Net cash provided by operating activities                                               $   3,254               $  10,529
                                                                                          ---------               ---------
Cash flows from investing activities:
 Capital expenditures                                                                       (38,534)                (44,880)
                                                                                          ---------               ---------
  Net cash used by investing activities                                                     (38,534)                (44,880)
                                                                                          ---------               ---------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                                           1,800                   4,800
 Borrowings on revolving credit facility, net                                                40,000                      --
 Refinancing of long-term bank loan                                                         125,000                      --
 Repayment of long-term bank loan                                                          (125,000)                     --
 Borrowings of industrial development notes, net                                              1,128                   1,545
 Common stock dividends paid                                                                 (7,734)                 (7,347)
                                                                                          ---------               ---------
   Net cash provided (used) by financing activities                                          35,194                  (1,002)
                                                                                          ---------               ---------

Net decrease in cash and cash equivalents                                                       (86)                (35,353)
Cash and cash equivalents at beginning of period                                                499                  35,428
                                                                                          ---------               ---------
Cash and cash equivalents at end of period                                                $     413               $      75
                                                                                          =========               =========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                         $   8,333               $   4,639
         Income taxes                                                                         5,735                  18,186



   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended June 30, 1997, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1996. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                                                         June 30,                     Dec. 31,
Inventories consisted of the following:                                    1997                        1996
                                                                           ----                        ----
Raw materials                                                            $ 21,220                    $ 14,567
Work-in-process                                                           106,061                     104,512
Finished goods                                                             39,796                      39,448
                                                                         --------                    --------
Total inventories at current cost                                         167,077                     158,527
Less allowance to reduce current cost
    values to LIFO basis                                                  (22,656)                    (14,951)
                                                                         --------                    --------
         Total inventories                                               $144,421                    $143,576
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

NOTE 4            NEW BANK CREDIT AGREEMENT

         On June 30, 1997, the Company replaced its existing $100 million revolving credit facility with a new five-year $125 million revolving credit agreement. The credit agreement is unsecured but contains certain financial covenants that the Company is required to meet, including a minimum adjusted consolidated tangible net worth and a consolidated leverage ratio covenant. The credit agreement contains a put event based on the continued majority ownership of the issued and outstanding shares of common stock of the Company by Usinor or Ugine and an event of default if Usinor or Ugine become involved in bankruptcy or insolvency. Borrowings under the credit agreement are at either the bank's base rate or the Euro-Rate (deposits in U.S. dollars offered to major money center banks in the London interbank market) plus a variable margin based upon the Company's financial performance. The credit agreement does not contain any material limitations on the Company's ability to pay dividends.

NOTE 5            LONG TERM DEBT

         On June 30, 1997, the Company replaced its existing $125 million term loan with a new seven-year term loan. The new $125 million term loan agreement matures on June 30, 2004. The new term loan agreement requires eight semi-annual principal payments of $15.6 million beginning December 31, 2000. The term loan agreement is unsecured but contains certain financial covenants that the Company is required to meet, including a minimum adjusted consolidated tangible net worth and a consolidated leverage ratio covenant. The term loan agreement contains a put event based on the continued majority ownership of the issued and outstanding shares of common stock of the Company by Usinor or Ugine and an event of default if Usinor or Ugine become involved in bankruptcy or insolvency. Borrowings under the term loan agreement are at either the bank's base rate or the Euro-Rate (deposits in U.S. dollars offered to major money center banks in the London interbank market) plus a variable margin based upon the Company's financial performance. The term loan agreement does not contain any material limitations on the Company's ability to pay dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three- and six-month periods ended June 30, 1997 and 1996, respectively. This discussion should be read in connection with the information in the unaudited Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 1.5% to $161.3 million in the second quarter of 1997 compared with $163.7 million in the second quarter of 1996. Net sales in the first six months of 1997 decreased 6.4% to $326.4 million compared with the $348.6 in the 1996 period. The decrease in net sales was due to significantly lower selling prices, somewhat offset by higher shipments. While our average selling price increased 5.6 % from the first quarter of 1997, average selling prices for the first half of 1997 decreased 16.2 % from the first half of 1996.

The domestic market continues to be very competitive due to the high levels of imported stainless steel sheet and increased domestic capacity. Imports increased significantly in May to earn an estimated 24% of the domestic stainless steel sheet and strip market, versus 19% for the first four months of 1997. Shipments for the second quarter of 1997 were 85,938 tons, an increase of 12.3% over the 76,540 tons shipped in the second quarter of 1996. Shipments for the first six months of 1997 were 178,699 tons, or 11.7% higher than the first half of 1996.

Cost of products sold as a percentage of net sales increased from 83.2% for the 1996 second quarter to 93.6% for the 1997 second quarter, and from 82.7% for the first half of 1996, to 91.6% for the first half of 1997. The higher cost of products sold as a percentage of net sales in both the three- and six- month periods was largely due to lower selling prices realized throughout 1997 and second quarter 1997 pre-operating costs of $6.9 million for the Direct Roll Anneal & Pickle ("DRAP") Line at the Midland, Pa. plant. These negative items were somewhat offset by lower raw material costs.

Depreciation and amortization expense increased $.5 million for the second quarter of 1997 from the year ago period. Depreciation and amortization expense increased $.7 million for the first half of 1997 from the year ago period. These increases were primarily due to the completion of the capital improvement projects at the Louisville, Ohio plant.

Selling, general and administrative expenses increased $.6 million and $.8 million in the respective 1997 periods versus the comparable period of 1996. These increases were primarily due to higher engineering costs.

Operating income in the first quarter of 1997 included a pretax gain of $5.9 million. In January 1997, the Company reached a settlement with a third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company from 1991 to 1996. As a result of this settlement, the Company received a $5.9 million cash payment.

Interest expense increased $.3 million in the second quarter of 1997 as compared to the second quarter of 1996. The increase was due to higher outstanding debt balances and interest rates. These effects were partially offset by higher amounts of capitalized interest in the 1997 period due to the DRAP Line project. The capitalized interest amount for the second quarter of 1997 was $2.4 million as compared to $1.3 million in the same period a year ago. Capitalized interest for the six months ended June 30, 1997 was $4.8 million as compared to $2.4 million for the six months ended June 30, 1996.

Other (income) expense improved due to the absence of demolition and disposal activities relating to non-operating facilities at the Midland plant.

The change in the effective income tax rates for the 1997 periods was due to the amortization of the purchase accounting adjustment, primarily goodwill, not being deductible for income tax purposes.

Due to the items described above, net income for the second quarter of 1997 decreased 143.6% to a net loss of $(3.4) million, or $(.09) per share. For the first six months of 1997, net income decreased 91.0% to $1.7 million, or $.04 per share, from $18.5 million, or $.48 per share, in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $3.3 million and net borrowings of $42.9 million were used to pay $38.5 million of capital expenditures and dividends of $7.7 million during the first half of 1997. Included in cash from operating activities was the receipt of $5.9 million from a third-party vendor related to a commercial dispute. The Company increased its borrowings by $40.0 million under its revolving credit facility and $1.8 million under short term lines of credit during the first six months of 1997. Total borrowings under the revolving credit facility and short term lines of credit were $60.0 million and $7.4 million, respectively, as of June 30, 1997. The majority of the capital expenditures for the first six months of 1997 were related to the DRAP Line.

Working capital increased $11.3 million from the prior year end to $80.0 million as of June 30, 1997. The increase in working capital was primarily due to higher accounts receivable resulting from the higher sales level in the second quarter of 1997 versus the level at the end of 1996.

In addition to the $7.7 million dividend mentioned above, on June 10, 1997, the Company declared a quarterly cash dividend of $.10 per share payable on July 23, 1997 to shareholders of record as of the close of business on July 9, 1997.

On June 30, 1997, the Company replaced its existing $100 million revolving credit facility with a new five-year $125 million revolving credit agreement and its existing $125 million term loan with a new seven-year term loan. The other provisions of these new agreements are similar to the previous agreements.

The Company believes that cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.


OTHER MATTERS

All individual components of the DRAP Line have been tested and commissioning of the line continues to move forward. In early July, hot rolled annealed and pickled product was successfully produced. As the commissioning process continues, efforts are now focused on coordinating those additional components needed to produce cold rolled products. The Company anticipates the line will reach normal production levels during the fourth quarter.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in February 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which includes only the weighted average number of common shares outstanding and does not include any dilutive securities in the calculation. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the second quarter and first six months of 1997, there would have been no impact compared to that which was repoorted.

                           PART II. OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 annual meeting of shareholders was held on June 10, 1997. At that meeting, the shareholders voted on and approved the Amendment and Restatement of the 1993 Stock Incentive Plan. The number of votes cast for approval was 34,799,033, against was 316,717, and the number abstaining was 2,035,706.

The four nominees for terms expiring in 2000 named in the proxy statement for the meeting were elected as Directors of the Company. The number of votes for each nominee was:


                                         Votes For             Votes Withheld
                                        -----------           -----------------

Pierre F. de Ravel d' Esclapon           36,603,899              547,557
Robert Hudry                             36,448,525              702,931
Michel J. Longchampt                     36,447,975              703,481
John J. Sheehan                          36,444,603              706,853

In addition to the above directors elected at the meeting, Philippe Choppin de Janvry, Michael J. Hiemstra, Francis Mer, Eugene A. Salvadore, Jean Didier Dujardin, Claude F. Kronk, Jennings R. Lambeth, Michel Le Page, and Gerard Martel are continuing as directors of the Company.

The shareholders also voted on and approved the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for fiscal year 1997. The number of votes cast for approval was 37,091,137, against was 16,772 and the number abstaining was 43,547.

There were no broker non-votes in connection with any of the mattes voted on at the meeting.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)         EXHIBITS

                  10.1 $125 Million Credit Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent.

                  10.2 $125 Million Term Loan Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent.

                  10.3 Amended and Restated 1993 Stock Incentive Plan of the Company dated June 10, 1997.

                  27.1     Financial Data Schedule


      (b)         REPORTS ON FORM 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                J&L SPECIALTY STEEL, INC.
                                                (Registrant)


August 14, 1997                                 /s/  Kirk F. Vincent
                                                --------------------------------
                                                Kirk F. Vincent
                                                Vice President - Finance and Law
                                                (Principal financial officer and
                                                duly authorized signatory)

                                 EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------
10.1                  $125 Million Credit Agreement dated June 30, 1997, among the Company, various banks,
                      Mellon Bank, N.A., as agent.

10.2                  $125 Million Term Loan Agreement dated June 30, 1997, among the Company, various banks,
                      Mellon Bank, N.A., as agent.

10.3                  Amended and Restated 1993 Stock Incentive Plan of the Company dated June 10, 1997.

27.1                  Financial Data Schedule