Form 10-Q
period 1997-09-30
J&L SPECIALTY STEEL INC
filed 1997-11-13
CIK 912599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1997

                             or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Common Stock outstanding as of October 31, 1997:
38,670,000

================================================================================

                           J&L SPECIALTY STEEL, INC.
                                 SEC FORM 10-Q
                        Quarter Ended September 30, 1997

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

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           J&L SPECIALTY STEEL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                               ------------------------------
                                                                 1997                 1996
                                                               --------             --------
Trade sales, net                                               $132,136             $135,703
Sales to affiliates, net                                         10,425               11,113
                                                               --------             --------
    Total sales, net                                            142,561              146,816

Cost of products sold                                           136,562              125,980
Depreciation and amortization expenses                            6,066                5,693
                                                               --------             --------
    Gross profit                                                    (67)              15,143

Selling, general and administrative expenses                      4,824                4,742
Research and technology expense                                   1,463                1,488
Unusual item                                                    (10,000)                   -
                                                               --------             --------
    Operating income                                              3,646                8,913

Interest income                                                     (22)                 (33)
Interest expense                                                  1,043                  971
Other income, net                                                   (68)                 (21)
                                                               --------             --------
     Income before income taxes                                   2,693                7,996

Income taxes                                                      2,038                4,162
                                                               --------             --------
    Net income                                                 $    655             $  3,834
                                                               ========             ========
Per share data:
 Net income per common share                                   $    .02             $    .10
                                                               ========             ========

 Dividends declared per common share                           $    .10             $    .10
                                                               ========             ========

 Weighted average number of common
    shares outstanding                                       38,670,000           38,670,000



   The accompanying notes are an integral part of these financial statements.

                          J&L SPECIALTY STEEL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                               1997                 1996
                                                             --------             --------
Trade sales, net                                             $433,305             $457,358
Sales to affiliates, net                                       35,647               38,088
                                                             --------             --------
    Total sales, net                                          468,952              495,446

Cost of products sold                                         435,531              414,258
Depreciation and amortization expenses                         18,192               17,077
                                                             --------             --------
    Gross profit                                               15,229               64,111

Selling, general and administrative expenses                   15,129               14,263
Research and technology expense                                 4,531                4,584
Unusual items                                                 (15,907)                  --
                                                             --------             --------
    Operating income                                           11,476               45,264

Interest income                                                   (93)                (227)
Interest expense                                                3,070                3,206
Other (income) expense, net                                      (129)                 398
                                                             --------             --------
     Income before income taxes                                 8,628               41,887

Income taxes                                                    6,318               19,598
                                                             --------             --------
    Net income                                               $  2,310             $ 22,289
                                                             ========             ========

Per share data:
 Net income per common share                                 $    .06             $    .58
                                                             ========             ========

 Dividends declared per common share                         $    .30             $    .30
                                                             ========             ========

Weighted average number of common
    shares outstanding                                     38,670,000           38,670,000





   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                             September 30,        December 31,
                                      ASSETS                                     1997                 1996
                                                                                 ----                 ----
                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                   $      733        $         499
   Trade receivables, less allowances of
     $3,918 and $3,869, respectively                                               59,296               55,153
   Trade receivables from affiliates                                                6,041                6,191
   Inventories                                                                    140,295              143,576
   Deferred income taxes                                                            7,333                7,172
   Prepaid expenses and other current assets                                        1,718                  605
                                                                                ---------            ---------
     Total current assets                                                         215,416              213,196
                                                                                ---------            ---------
Property, plant and equipment, net of accumulated depreciation
   of $106,737  and $94,169, respectively                                         342,710              304,721
Goodwill, net of accumulated amortization
   of $73,541  and $68,194, respectively                                          232,862              238,209
Deferred income taxes                                                               6,811                3,587
Other noncurrent assets                                                            11,119               12,215
                                                                                ---------            ---------
     Total assets                                                               $ 808,918            $ 771,928
                                                                                =========            =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Common stock dividend payable                                                 $  3,867             $  3,867
   Short-term debt                                                                 19,007                6,205
   Trade accounts payable                                                          66,105               72,621
   Construction accounts payable                                                   14,479               22,914
   Accrued employee compensation and benefits                                      17,409               19,571
   Accrued income taxes                                                             6,005                3,360
   Reserve for claims and allowances                                                4,585                6,090
   Other accrued liabilities                                                       12,619                9,810
                                                                                ---------            ---------
     Total current liabilities                                                    144,076              144,438
                                                                                ---------            ---------
Long-term debt                                                                    210,892              170,452
Postretirement benefits liability                                                  51,548               48,729
Other noncurrent liabilities                                                       19,668               17,571
Shareholders' equity:
   Common stock (par value $.01 per share;
     100,000,000 shares authorized, 38,670,000
     shares issued and outstanding)                                                   387                  387
   Additional paid-in capital                                                     309,665              308,378
   Retained earnings                                                               72,682               81,973
                                                                                ---------            ---------
     Total shareholders' equity                                                   382,734              390,738
                                                                                ---------            ---------
     Total liabilities and shareholders' equity                                 $ 808,918            $ 771,928
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

                           J&L SPECIALTY STEEL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                                -------------
                                                                         1997                      1996
                                                                         ----                      ----
Cash flows from operating activities:
  Net cash provided by operating activities                             $ 9,154                   $ 32,101
                                                                        -------                   --------

Cash flows from investing activities:
 Capital expenditures                                                   (50,561)                   (73,319)
                                                                        -------                   --------
  Net cash used by investing activities                                 (50,561)                   (73,319)
                                                                        -------                   --------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                      52,300                     15,200
 Refinancing of long-term bank loan                                     125,000                         --
 Repayment of long-term bank loan                                      (125,000)                        --
 Borrowings of industrial development notes, net                            942                      2,912
 Common stock dividends paid                                            (11,601)                   (11,214)
                                                                        -------                   --------
   Net cash provided by financing activities                             41,641                      6,898
                                                                        -------                   --------

Net decrease in cash and cash equivalents                                   234                    (34,320)
Cash and cash equivalents at beginning of period                            499                     35,428
                                                                        -------                   --------
Cash and cash equivalents at end of period                              $   733                   $  1,108
                                                                        =======                   ========



Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                       $10,825                   $ 6,518
         Income taxes                                                     5,771                    22,201





   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)
                                  (unaudited)


NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended September 30, 1997, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1996. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                                     September 30,                  Dec. 31,
Inventories consisted of the following:                  1997                        1996
                                                        -------                    ---------
Raw materials                                          $  18,794                   $  14,567
Work-in-process                                          106,519                     104,512
Finished goods                                            32,951                      39,448
                                                       ---------                   ---------
Total inventories at current cost                        158,264                     158,527
Less allowance to reduce current cost
    values to LIFO basis                                 (17,969)                    (14,951)
                                                       ---------                   ---------
         Total inventories                             $ 140,295                   $ 143,576
                                                       =========                   =========

NOTE 3            UNUSUAL ITEMS

During the first and third quarters of 1997, the Company reached settlements with third-party vendors concerning commercial disputes relating to the quality of certain material purchased by the Company. As a result of these settlements, the Company recorded pretax gains of $5.9 million in the first quarter and $10.0 million in the third quarter.


NOTE 4            SUBSEQUENT EVENT

The Company announced that it intends to indefinitely idle certain production facilities at its Detroit Plant during the fourth quarter of 1997, and as a result will record a $25 million to $35 million after-tax charge, or $.65 to $.91 per share, in the fourth quarter. The idling is expected to occur gradually as orders are completed and shipped.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three- and nine-month periods ended September 30, 1997 and 1996, respectively. This discussion should be read in connection with the information in the unaudited Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 2.6% to $132.1 million in the third quarter of 1997 compared with $135.7 million in the third quarter of 1996. Net sales in the first nine months of 1997 decreased 5.3% to $433.3 million compared with $457.4 in the 1996 period. The decreases in net sales were due to significantly lower selling prices, somewhat offset by higher shipments. While the Company's average selling price in the third quarter of 1997 decreased 3.1% from the second quarter of 1997, average selling prices for the first nine months of 1997 were 13.5% lower than the first nine months of 1996.

The domestic market continues to be very competitive due to the high levels of imported stainless steel sheet and increased domestic capacity. Shipments for the third quarter of 1997 were 78,403 tons, an increase of 4.6% over the 74,969 tons shipped in the third quarter of 1996. Shipments for the first nine months of 1997 were 257,102 tons, or 9.4% higher than the 234,942 tons shipped in the first nine months of 1996.

Cost of products sold as a percentage of net sales increased from 85.8% for the 1996 third quarter to 95.8% for the 1997 third quarter, and from 83.6% for the first nine months of 1996, to 92.9% for the first nine months of 1997. The higher cost of products sold as a percentage of net sales in both the three- and nine- month periods was largely due to lower realized selling prices and pre-operating costs for the Direct Roll Anneal & Pickle ("DRAP") Line at the Midland, Pa. plant. DRAP line commissioning costs were $10.0 million and $18.2 million in the third quarter and first nine months of 1997, respectively.

Depreciation and amortization expense increased $.4 million for the third quarter of 1997 and $1.1 million for the first nine months of 1997, from the year ago periods. These increases were due to the completion of the capital improvement projects primarily at the Louisville, Ohio plant.

Selling, general and administrative expenses increased $.1 million and $.9 million in the respective three- and nine-month 1997 periods versus the comparable periods of 1996. These increases were primarily due to a reversal of a liability for stock appreciation rights in 1996, for which no provision was made in 1997.

Operating income in 1997 included pretax gains of $5.9 million in the first quarter and $10.0 million in the third quarter from settlements with third-party vendors concerning commercial disputes relating to the quality of certain material purchased by the Company.

Interest expense increased $.1 million in the third quarter of 1997 as compared to the third quarter of 1996. The effect of higher outstanding debt balances was offset by higher amounts of capitalized interest in the 1997 period due to the DRAP Line project. The capitalized interest amount for the third quarter of 1997 was $2.6 million as compared to $1.7 million in the same period a year ago. Capitalized interest for the nine months ended September 30, 1997 was $7.4 million as compared to $4.1 million for the nine months ended September 30, 1996.

Other (income) expense improved due to the absence of demolition and disposal activities relating to non-operating facilities at the Midland plant.

The increases in the effective income tax rates for the 1997 periods as compared to the same periods in 1996 were due to the amortization of the purchase accounting adjustment, primarily goodwill, not being deductible for income tax purposes.

Due to the items described above, net income for the third quarter of 1997 decreased 82.9% to $.7 million, or $.02 per share, from $3.8 million, or $.10 per share, in the 1996 period. For the first nine months of 1997, net income decreased 89.6% to $2.3 million, or $.06 per share, from $22.3 million, or $.58 per share, in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities of $9.2 million and net borrowings of $53.2 million were used to pay $50.6 million of capital expenditures (including $7.4 million of capitalized interest) and dividends of $11.6 million during the first nine months of 1997. Included in cash from operating activities was the receipt of $15.9 million from third-party vendors related to commercial disputes. The Company increased its borrowings by $52.3 million under its lines of credit during the first nine months of 1997. The majority of the capital expenditures for the first nine months of 1997 were related to the DRAP Line.

Working capital increased $2.6 million from the prior year end to $71.3 million as of September 30, 1997. The change in working capital was due to an increase in short term lines of credit discussed above and an offsetting decrease in accounts payable resulting from the completion of certain construction projects and lower operating levels.

In addition to the $11.6 million dividend mentioned above, on September 25, 1997, the Company declared a quarterly cash dividend of $.10 per share payable on October 22, 1997 to shareholders of record as of the close of business on October 8, 1997.

The Company believes that cash flow provided by operating activities and amounts available under its financing sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future.


OTHER MATTERS

The Company announced that it intends to indefinitely idle certain production facilities at its Detroit Plant during the fourth quarter of 1997, and as a result will record a $25 million to $35 million after-tax charge, or $.65 to $.91 per share, in the fourth quarter. The idling is expected to occur gradually as orders are completed and shipped.

Cold rolled product was successfully produced on the DRAP Line in September, 1997. The final commissioning phase of the DRAP Line is expected to extend through the fourth quarter. The Company expects that the fourth quarter impact of commissioning, including the commencement of depreciation, will be slightly higher than the third quarter's costs.

The forward-looking statements contained in this report involve risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Notably, the new DRAP line utilizes novel technology which could cause unforeseen commissioning delays and expense and the Detroit plant closing could create unforeseen expense or delays.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") in February 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which includes only the weighted average number of common shares outstanding and does not include any dilutive securities in the calculation. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the third quarter and first nine months of 1997, there would have been no impact compared to that which was reported.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (A)         EXHIBITS

                  27.1     Financial Data Schedule


      (B)         REPORTS ON FORM 8-K

                  Registrant filed the following reports on Form 8-K relating to Item 5 thereof: SEPTEMBER 4, 1997- The Company reached a settlement agreement with unrelated third-party vendors concerning a commercial dispute relating to the quality of material purchased by the Company. As part of this settlement the Company realized $10 million on August 29, 1997. This $10 million pretax gain was recognized in the third quarter of 1997; SEPTEMBER 8, 1997- Philippe Choppin de Janvry resigned as Chairman of the Board of Directors of J&L Specialty Steel, Inc., effective September 8, 1997; SEPTEMBER 25, 1997- On September 25, 1997 the Board of Directors elected Guy Dolle as a new director of the Corporation for a term expiring at the Annual Shareholders Meeting to be held in 1999. The Board of Directors further elected Mr. Dolle Chairman of the Board of Directors and, effective January 1, 1998, elected Eugene
                  A.  Salvadore, President and Chief Executive Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   J&L SPECIALTY STEEL, INC.
                                   (Registrant)




November 13, 1997                  /s/  Kirk F. Vincent
                                   ----------------------------
                                   Kirk F. Vincent
                                   Vice President - Finance and Law
                                   (Principal financial officer and
                                   duly authorized signatory)

                                 EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------

27.1                  Financial Data Schedule