Form 10-K
period 1997-12-31
J&L SPECIALTY STEEL INC
filed 1998-03-27
CIK 912599

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the fiscal year ended DECEMBER 31, 1997, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (no fee required) for the transition period from _________ to _________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
================================================================================
         Title of each class                Name of exchange on which registered
         -------------------                ------------------------------------
Common Stock, par value $0.01 per share         New York Stock Exchange, Inc.
================================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes[ X ] No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was approximately $162,297,000. All directors and officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of February 27, 1998, there were 38,763,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Specified portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this report. Specified portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS


PART I
                                                                          PAGE
                                                                          ----
   ITEM 1.    BUSINESS...................................................    3

   ITEM 2.    PROPERTIES.................................................    7

   ITEM 3.    LEGAL PROCEEDINGS..........................................    8

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    8


PART II

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              SHAREHOLDER MATTERS........................................    9

   ITEM 6.    SELECTED FINANCIAL DATA....................................    9

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................    9

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    9

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................    9


PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   10

   ITEM 11.   EXECUTIVE COMPENSATION.....................................   10

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.............................................   10

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   10


PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K........................................   11

SIGNATURES    ...........................................................   16

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

         In December 1993, the Company completed an initial public offering of 17,940,000 shares of its Common Stock, which resulted in 46.4% of its outstanding Common Stock being publicly held, and the remaining 53.6% being held by Ugine. On December 11, 1995, pursuant to a merger, Ugine became a division of its previous majority shareholder, Usinor. As a result of the merger, Usinor currently holds a 53.5% ownership interest in the Company's outstanding Common Stock, with the remaining 46.5% continuing to be publicly held.

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

         Stainless steel is a segment of the domestic specialty steel industry, which also consists of producers of heat-resisting steels, electric steel, tool steel and alloy steel. Demand for stainless steel sheet and strip in the United States has increased at an average annual rate of approximately 5.7% over the past ten years.

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

         After hot rolling, coils are transported to one of the Company's finishing facilities for further processing (some of the hot rolled coils are shipped directly to customers). At the finishing facilities, the stainless steel follows either a conventional processing path, or is processed on the Company's recently completed Direct Roll Anneal and Pickle ("DRAP") Line.

         In conventional processing, the stainless steel is passed through a primary continuous annealing furnace (to increase its ductility) and pickling line (an acid bath designed to remove surface defects or scale formed during the heating process). The steel is then cold rolled on a Sendzimir mill or a reversing mill. This rolling reduces the steel's thickness and forms a cold rolled product. The resulting cold rolled steel is then processed through a cold annealing and pickling process to recover its ductility and to clean the steel surface. Finishing operations, such as polishing, skin passing, leveling and slitting, are used to provide certain product characteristics. The coils or sheets are then packaged and shipped to the customer by common carrier.

         The state-of-the-art DRAP Line, located at the Company's Midland, Pa. Plant, permits in-line processing of hot rolled stainless steel coils to a finished coil on a continuous manufacturing line. This new line will reduce processing time and improve quality over conventional processing by combining several steel processing functions described above normally performed on separate manufacturing processing units into a single continuous process.

SEGMENT AND PRODUCTS

         The Company operates within a single business segment, stainless steel, and predominantly within a single geographic area, the continental United States. Approximately 5% of the Company's shipments were exported in 1997. The Company manufactures various grades of stainless steel in the form of cold rolled stainless steel sheet and strip, hot rolled stainless steel sheet and strip, and continuous mill plate, as well as stainless steel slabs. Stainless steel sheet represents flat rolled stainless steel sheet in widths of 24 inches and wider, and thicknesses (or gauges) of .015 to .1875 inches (in the case of cold rolled sheet) and .091 to .500 inches (in the case of hot rolled sheet and plate). Stainless steel strip represents flat rolled stainless steel in widths of less than 24 inches which may be produced by slitting stainless steel sheet. Hot rolled stainless steel sheet and continuous mill plate are distinguished on the basis of the gauge of the steel, with continuous mill plate being thicker. In both cases, the final rolling operation is on a hot strip mill. Cold rolled stainless steel sheet and strip are produced from hot rolled stainless steel sheet through additional processing steps, principally a reduction in gauge by processing on a cold reducing mill. Most of the Company's cold and hot rolled sheet and strip products are sold in coil form and the balance is sold cut to length. In addition to different grades, widths and gauges, stainless steel is also produced in various finishes as required by specific customer applications.

         The Company produces a large portion of its stainless steel in response to specific customer orders rather than for inventory. The products manufactured for inventory are usually in standard grades and sizes. The period from the date of a customer order to the date of shipment is generally six to eight weeks for cold rolled stainless steel, which requires the most processing, although in periods of peak demand these lead times can stretch to ten to twelve weeks. Orders which can be filled from inventory can generally be shipped in one week. The backlog of firm orders as of December 31, 1997, was

$113.4 million, all of which is expected to be filled within the current year, as compared to $120.6 million at December 31, 1996.

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

         The Company conducts its North American marketing activities through its own personnel, who are organized into four regional districts. All sales personnel are salaried employees. Regional sales offices are located in Atlanta, Chicago, Los Angeles and Pittsburgh. Additional sales representatives are also located in Detroit, Dallas, Boston and Milwaukee. The Company utilizes Uginox Sales Corporation, a sales affiliate of Ugine, to service the export market outside of North America. The Company believes that the terms of sales made to and through Uginox Sales Corporation are no less favorable than the Company could obtain in transactions with unrelated parties.

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

COMPETITION

         The Company faces vigorous competition from domestic and foreign producers of stainless steel. Its principal United States competitors are Allegheny Teledyne Incorporated ("ALT"); Armco, Inc.; North American Stainless Corp., which is a majority-owned subsidiary of Acerinox, S.A. (a Spanish stainless steel producer); and Lukens, Inc. ("Lukens"), which owns Washington Stainless Company. Together with the Company, these companies produce substantially all of the flat rolled stainless steel produced in the United States. In January 1998, ALT reached an agreement with Bethlehem Steel Corporation, party to a previously announced merger with Lukens, to purchase certain of the melting and finishing facilities Lukens currently uses in the manufacture of flat-rolled stainless steel. The effects of this proposed transaction to the Company cannot be determined at this time.

         Based on statistics, the Company believes it is the third largest manufacturer of stainless steel sheet and strip products in the United States and the second largest United States producer of austenitic cold rolled stainless steel, which is the largest part of the domestic stainless steel market. Competition is based principally on price, product characteristics, quality and service.

         Major foreign producers competing in the United States market include those located in the member countries of the European Union, Japan, Mexico, Canada, Korea and Taiwan. The market share of imported stainless steel sheet and strip has increased significantly over the past five years. In 1992, imports represented 17.4% of apparent United States consumption compared to 20.8% in 1997.

         In addition to competition from other stainless steel producers, the Company faces competition from other materials which can be substituted for stainless steel. These include plastics, composites, ceramics, aluminum and coated carbon steel.

RESEARCH AND DEVELOPMENT

         Effective October 1, 1993, the Company entered into a ten-year research and technology agreement with Ugine that provides the Company with a broad spectrum of patents, know-how and future research and development services concerning the manufacturing and processing of flat rolled stainless steel including, under certain circumstances, any commercially viable thin strip casting technology developed by Ugine. Ugine, in partnership with Thyssen Stahl AG, among others, is actively pursuing thin strip casting technology, which takes liquid steel and casts it into hot rolled sheet in one step, thereby eliminating the need for a continuous slab caster and hot strip mill. All patents and know-how relating to this thin strip casting technology will be provided to the Company without additional payment once the technology is ready for commercialization, so long as Usinor (successor by merger to Ugine) owns a majority of the voting stock of the Company at that time.

         Expenditures for research and development for the years ended December 31, 1997, 1996 and 1995, were $6.0 million, $6.0 million and $4.0 million, respectively.

PATENTS AND TRADEMARKS

         Other than the trademarks Kool Line(R), Architex(R) and JL(R), the Company does not believe any patents or trademarks it owns are material to its business.

EMPLOYEES

         As of December 31, 1997, the Company had 1,302 full-time employees, of whom 815 were represented by the United Steelworkers of America, AFL-CIO ("USWA"). The USWA workers located at the Company's three manufacturing facilities are covered by separate collective bargaining agreements. These three agreements expire on July 1, 1999. The Company also has three other collective bargaining agreements covering 49 employees. The Company believes that its relationship with its union employees is good. The Company has profit sharing plans for all of its union and salaried employees.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. The Company believes that its business, operations and facilities are being operated in substantial compliance with applicable environmental laws and regulations. The Company's expenditures relating to environmental compliance during the years ended December 31, 1997 and 1996, amounted to $16.5 million and $23.6 million, respectively. The 1997 amount included approximately $1.0 million of capital expenditures. Environmental-related capital expenditures are broadly estimated to total approximately $1.2 million and $1.6 million during 1998 and 1999, respectively. This estimate is based on identified projects; actual expenditures may vary as the number and scope of environmental projects are revised and could increase if additional projects are identified or additional regulatory requirements are imposed. This does not include any environmental capital expenditures for a steckel mill, should the Company decide to purchase such a mill; any such capital expenditures would likely occur in the year 1999 or 2000.

         The Company anticipates that its capital expenditures in connection with environmental matters may increase in the future as more stringent laws and regulations are enacted or become effective. For example, the implementation of the Great Lakes Initiative will have an impact on future water discharge permits. Legislative reauthorization and amendments are also expected in the next few years for the Clean Water Act and the Resource Conservation and Recovery Act. The Company is currently unable to predict the long-term economic effect that these new laws and regulations will have on the Company.


ITEM 2.  PROPERTIES

         The Company leases 26,500 square feet of office space at One PPG Place in Pittsburgh, Pennsylvania, for its principal corporate offices under a lease expiring in 2002. The Company owns its manufacturing and finishing facilities located at Midland, Pennsylvania; Louisville, Ohio; and Detroit, Michigan.

         The Midland Plant site consists of 364 acres with building space of approximately 4,164,000 square feet currently in use. The Midland Plant contains melting, conditioning and various finishing facilities. This facility was constructed by its original owner for the manufacture of both carbon and stainless steels. Only a portion of the available square footage at the Midland facility is used for the manufacture of flat rolled stainless steel. The Company does not presently intend to use other dormant areas at the Midland Plant, nor does the Company intend to utilize any portion of the facilities for the manufacture of carbon steel.

         The Louisville Plant site consists of 270 acres containing a main manufacturing facility and several auxiliary and office buildings totaling 644,000 square feet. It is a finishing facility and houses the Company's computer center.

         The Detroit Plant site consists of 11 acres containing a manufacturing facility and office building totaling 371,000 square feet. It is a finishing facility. In October 1997, the Company announced that its intention is to close certain production facilities at its Detroit Plant. The shutdowns of affected equipment are expected to occur gradually during the first half of 1998 as the DRAP Line's production capabilities increase.

         The Company believes that its facilities and equipment are adequate and suitable for, and are in a condition which will permit them to serve, the Company's present needs. The Company has largely completed a major capital program designed to expand and improve its facilities to increase capacity and lower operating costs. The key project in this program is the DRAP Line at the Midland Plant. The Company's utilization of its production capacity varies from month to month. For 1997, the Company's utilization of its production capacity, excluding the DRAP Line, was approximately 85%, up 5% from the prior year.

ITEM 3.  LEGAL PROCEEDINGS

         On March 1, 1996, the United States filed a civil complaint against the Company at the request of the Environmental Protection Agency ("EPA") alleging eight claims of violations of the Clean Water Act at the Company's Louisville Plant. The action was filed in Federal District Court in the Northern District of Ohio and concerns various alleged violations under each claim occurring from 1990 through 1994. In March 1998, the Company executed a Consent Decree with the EPA settling such action, which provides, among other things, for the payment of a $200,000 fine. This Consent Decree has not yet received final court approval. The Company is not a party to any other pending legal proceedings other than routine litigation incidental to its business. The Company believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company, and certain other information relating to them, is set forth below.

              NAME                    AGE                   POSITIONS HELD
              ----                    ---                   --------------

         Eugene A. Salvadore          49         Director, President and Chief Executive Officer
         Kirk F. Vincent              49         Executive Vice President, Finance and Administration
                                                   and Chief Financial Officer
         Daryl K. Fox                 48         Vice President-Human Resources
         Geoffrey S. Gibson           53         Vice President-Commercial
         Paul J. Grandy               52         Vice President-Engineering
         Gerald L. Kosko              56         Vice President-Purchasing and Traffic
         Michael F. McGuire           52         Vice President-Technology
         John A. Wallace              55         Vice President-Operations

         Eugene A. Salvadore was appointed President and Chief Executive Officer of the Company on January 1, 1998. Prior thereto, Mr. Salvadore served as President and Chief Operating Officer from July 1, 1995 until his recent promotion. From April 1993 through June 1995, Mr. Salvadore served as Vice President-Operations. From June 1992 to April 1993, Mr. Salvadore was General Manager-Operations of the Company.

         Kirk F. Vincent was appointed Executive Vice President, Finance and Administration and Chief Financial Officer on January 1, 1998. From December 1991 until this promotion, Mr. Vincent was Vice President-Finance and Law of the Company. Prior thereto, Mr. Vincent was Vice President, Secretary and General Counsel of the Company.

         Daryl K. Fox has been Vice President-Human Resources of the Company since June 1993. From June 1991 to May 1993, Mr. Fox was General Manager, Industrial Relations at LTV Steel Railroads, a division of LTV Steel.

         Geoffrey S. Gibson has been Vice President-Commercial of the Company since June 1993. Prior thereto, Mr. Gibson was General Manager-Sales of the Company.

         Paul J. Grandy has been Vice President-Engineering of the Company since June 1996. Prior thereto, Mr. Grandy was Vice President - Engineering at Lukens, Inc. Mr. Grandy was Director-Engineering of the Company from 1986 to 1992, when he left to join Lukens.

         Gerald L. Kosko has been Vice President-Purchasing and Traffic of the Company since 1986.

         Michael F. McGuire has been Vice President-Technology since 1995. Prior thereto, Mr. McGuire was Director-Technology of the Company since 1986.


         John A. Wallace has been Vice President-Operations since 1995. Prior thereto, Mr. Wallace was Plant Manager of the Company's Midland Plant since 1986.




                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The information required by this item is included herein by reference from "Stock Exchange Listing" and "Common Stock Data" on page 31 of the Company's 1997 Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included herein by reference from the "Selected Financial Data" on page 27 of the Company's 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 8 of the Company's 1997 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are incorporated herein by reference from the Company's 1997 Annual Report and are listed in Item 14(a) 1. and 2. of "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to the information reported in Part I of this Form 10-K under the caption "Executive Officers of the Registrant," the information required by this item is incorporated by reference from the caption "Election of Directors" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the caption "Executive Compensation" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this item is incorporated herein by reference from the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference from the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of the Form 10-K report:

     1.  Financial Statements
         The consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997, together with the report of Arthur Andersen LLP, independent public accountants, dated January 21, 1998, on pages 9 through 25 of the Company's 1997 Annual Report are incorporated herein by reference.

     2.  Financial Statement Schedules
         The financial statement schedule shown below should be read in conjunction with the financial statements contained in the Company's 1997 Annual Report.

                                                                                Page No. of
                                                                         This Form 10-K Report
                                                                         ---------------------

        a.  Independent Public Accountants' Report                                  17

        b.  Financial Statement Schedule:

            II - Valuation and Qualifying Accounts for the period                   18
                 January 1, 1995 through December 31, 1997


     3.  Exhibits

         The exhibits listed below are filed as a part of this Form 10-K.

   EXHIBIT NO.                                              DESCRIPTION
   -----------                                              -----------

       2.1         Merger Agreement, dated March 13, 1990, as amended as of
                   June 14, 1990, among Specialty Materials Corporation, SMC Acquisition Corporation of Delaware and Ugine s.a. (formerly Ugine Aciers de Chatillon et Gueugnon, S.A.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-1, Registration No. 33-69370.

       2.2 Agreement and Plan of Merger dated December 6, 1993 by and between Products and Specialty Materials Corporation and by and between Specialty Materials Corporation and J&L Specialty Steel, Inc. Incorporated by reference to Exhibit 2.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

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

      10.10 Letter Agreement dated September 28, 1995, between the Company and Eugene A. Salvadore. Incorporated by reference to
                   Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended September 30, 1995.*

      10.11 Employment Agreement, effective January 1, 1998, between the Company and Eugene A. Salvadore. Filed herewith.*

      10.12 Employment Agreement, effective January 1, 1998, between the Company and Kirk F. Vincent. Filed herewith.*

      10.13 Company's Pension Plan, as amended and restated, effective January 1, 1993. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1, Registration No. 33-69370.*

      10.14 Company's Salaried Employees' Pension Plan, as amended and restated, effective January 1, 1989. Incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.*

      10.15 Company's First Amendment to the Pension Plan, effective as of the dates noted therein, executed December 12, 1994. Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.16 Company's Salaried Employees' Pension Plan, as amended and restated effective January 1, 1989, as amended by amendment executed June 9, 1995. Incorporated by reference to Exhibit
                   10.3 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.17 Company's Executive Benefit Plan, as amended and restated, effective May 1, 1992. Incorporated by reference to Exhibit
                   10.10 to the Company's Form S-1, Registration No. 33-69370.*

      10.18 Company's Amendment to the Executive Benefit Plan, effective January 1, 1998. Filed herewith.*

      10.19 Trust Agreement, dated July 21, 1987, between Products and Pittsburgh National Bank for Claude F. Kronk, with a schedule identifying other documents omitted and setting forth the material details in which such omitted documents differ from the document, a copy of which is filed. Incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

      10.20 Company's Capital Accumulation Plan, as amended and restated effective July 1, 1990, as amended by amendment executed July 10, 1995. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.21 Company's Amendment to Capital Accumulation Plan, effective as of January 1, 1997. Incorporated by reference to Exhibit
                   10.18 of the Company's Form 10-K filed on March 27, 1997.*

      10.22 Company's Amended and Restated Senior Management Incentive Plan, dated January 1, 1992, as amended by amendment dated January 1, 1993. Incorporated by reference to Exhibit 10.13 to the Company's Form S-1, Registration No. 33-69370. Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K filed on March 27, 1997.*

      10.23 Company's Second Amendment to Senior Management Incentive Plan, effective as of January 1, 1996. Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K filed on March 28, 1996.*

      10.24 Company's Third Amendment to Senior Management Incentive Plan, effective as of January 1, 1997. Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed on March 27, 1997.*

      10.25 Company's Fourth Amendment to Senior Management Incentive Plan, effective January 1, 1998. Filed herewith.*

      10.26 Settlement Agreement, made as of June 1, 1988, as amended as of August 15, 1988, by and among LTV Steel Tubular Products Company, LTV Steel Company, Inc., The LTV Corporation, The Monongahela Connecting Railroad Company, Products and Specialty Materials Corporation, including Tolling Agreement attached thereto as Exhibit B. Incorporated by reference to Exhibits 10.27 and 10.28 to the Company's Form 8-K filed on October 20, 1988.

      10.27 Indemnity Trust Agreement, dated September 30, 1986, between Products and Pittsburgh National Bank. Incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474.

      10.28 Form of Indemnification Agreement (including signature pages) among the Company and certain directors, officers and employees. Incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474, to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1987, and to Exhibits 10.24 and 10.31 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.

      10.29 Amended and Restated 1993 Stock Incentive Plan of the Company, effective June 10, 1987. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed for the fiscal quarter ended June 30, 1997.*

      10.30 Lease Agreement, dated September 1, 1992, between Beaver County Industrial Development Authority and Products, with respect to the 6.6% pollution control revenue bonds. Incorporated by reference to Exhibit 10.24 to the Company's Form S-1, Registration No. 33-69370.

      10.31 Agreement of Sale, dated June 1, 1978, between Beaver County Industrial Development Authority and Products (as successor to Colt Industries, Inc.), with respect to the 7% pollution control revenue bonds. Incorporated by reference to Exhibit
                   10.25 to the Company's Form S-1, Registration No. 33-69370.

      10.32 $100,000,000 Credit Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to
                   Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.

      10.33 Amendment No. 1 to Credit Agreement dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on March 28, 1996.

      10.34 $125,000,000 Term Loan Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to
                   Exhibit 10.5 of the Company's Form 10-Q filed on June 30,
                   1995.

      10.35 Amendment No. 1 to Term Loan Agreement, dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K filed on March 28, 1996.

      10.36 $125 Million Credit Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.

      10.37 $125 Million Term Loan Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent. Incorporated by reference to Exhibit 10.2 to the company's Form 10-Q for the fiscal quarter ended June 30, 1997.

      10.38 Research and Technology Agreement, dated as of October 1, 1993, between the Company and Usinor Sacilor (successor by merger to Ugine s.a.). Incorporated by reference to Exhibit
                   10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

      10.39 Indemnification Agreement dated August 1, 1995 between the Company and John A. Wallace. Incorporated by reference to
                   Exhibit 10.4 of the Company's Form 10-Q filed on September 30, 1995.

      10.40 Form of Indemnification Agreement between the Company and each of Pierre F. de Ravel d'Esclapon, Michael J. Hiemstra and Jennings R. Lambeth. Incorporated by reference to Exhibit
                   10.32 to the Company's Form S-1, Registration No. 33-69370.

      13.1         The following portion of the 1997 Annual Report to
                   Shareholders: pages 5 through 27 inclusive, and the sections entitled "Common Stock Data" and "Stock Exchange Listing" on page 31. Such Annual Report, except for those portions thereof which are expressly incorporated in this Form 10-K by reference, is not deemed "filed" with the Securities and Exchange Commission.

      22.1         List of Subsidiaries. Incorporated by reference to Exhibit
                   22.1 to the Company's Form 10-K filed on March 27, 1997.

      23.2         Consent of Arthur Andersen LLP. Filed herewith.

      27.1         Financial Data Schedule. Filed herewith.

         * Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

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

(b) The following report on Form 8-K was filed:

               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 1998.

                                      J&L SPECIALTY STEEL, INC.


                                      /s/ EUGENE A. SALVADORE
                                      -------------------------------------
                                      Eugene A. Salvadore
                                      President and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 1998.


/s/ GUY R. DOLLE                               /s/ JENNINGS R. LAMBETH
-----------------------------------            ---------------------------------
Guy R. Dolle                                   Jennings R. Lambeth
Chairman, Board of Directors                   Director

/s/ EUGENE A. SALVADORE                        /s/ MICHEL LE PAGE
-----------------------------------            ---------------------------------
Eugene A. Salvadore                            Michel Le Page
President, Chief Executive Officer             Director
and Director

/s/ CLAUDE F. KRONK
-----------------------------------            ---------------------------------
Claude F. Kronk                                Michel J. Longchampt
Vice Chairman, Board of Directors              Director

/s/ KIRK F. VINCENT                            /s/ GERARD MARTEL
-----------------------------------            ---------------------------------
Kirk F. Vincent                                Gerard Martel
Executive Vice President, Finance and          Director
Administration and Chief Financial Officer

/s/ JOSEPH F. BROZICK                          /s/ FRANCIS MER
-----------------------------------            ---------------------------------
Joseph F. Brozick                              Francis Mer
Controller and Chief Accounting Officer        Director

                                               /s/ GERARD PICARD
-----------------------------------            ---------------------------------
Jean Didier Dujardin                           Gerard Picard
Director                                       Director

/s/ ROBERT HUDRY                               /s/ PIERRE F. DE RAVEL D'ESCLAPON
-----------------------------------            ---------------------------------
Robert Hudry                                   Pierre F. de Ravel d'Esclapon
Director                                       Director

                                               /s/ JOHN J. SHEEHAN
                                               ---------------------------------
                                               John J. Sheehan
                                               Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors of
J&L Specialty Steel, Inc:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in J&L Specialty Steel, Inc.'s 1997 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1998. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedule listed in the index in Item 14(a)2 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                                 /s/ Arthur Andersen LLP
                                                 ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
January 21, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            J&L SPECIALTY STEEL, INC.
            FOR THE PERIOD JANUARY 1, 1995 THROUGH DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                          ADDITIONS
                                                               --------------------------------
                                                    BALANCE                                                          BALANCE
                                                      AT           CHARGED        CHARGED                               AT
                                                   BEGINNING         TO           TO OTHER                            END OF
                  DESCRIPTION                      OF PERIOD       EXPENSE      ACCOUNTS (A)     DEDUCTIONS (B)       PERIOD
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
   Allowances for accounts receivable             $4,779           $ 500          $1,416            $2,359            $4,336
                                                  ======           =====          ======            ======            ======
Year ended December 31, 1996:
   Allowances for accounts receivable             $4,336           $  --          $1,316            $1,783            $3,869
                                                  ======           =====          ======            ======            ======
Year ended December 31, 1997:
   Allowances for accounts receivable             $3,869           $  --          $1,268            $1,254            $3,883
                                                  ======           =====          ======            ======            ======



(A) Allowance for cash discounts charged against sales.
(B) Includes cash discounts taken and uncollectible accounts written off.

                                  EXHIBIT INDEX
                                  -------------

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------


       2.1 Merger Agreement, dated March 13, 1990, as amended as of June 14, 1990, among Specialty Materials Corporation, SMC Acquisition Corporation of Delaware and Ugine s.a. (formerly Ugine Aciers de Chatillon et Gueugnon, S.A.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-1, Registration No. 33-69370.*

       2.2 Agreement and Plan of Merger dated December 6, 1993 by and between Products and Specialty Materials Corporation and by and between Specialty Materials Corporation and J&L Specialty Steel, Inc. Incorporated by reference to Exhibit 2.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993.*

       3.1 Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.*

       3.2         By-laws of the Company. Incorporated by reference to Exhibit
                   3.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994.*

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

      10.10 Letter Agreement dated September 28, 1995, between the Company and Eugene A. Salvadore. Incorporated by reference to
                   Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended September 30, 1995.*

      10.11 Employment Agreement, effective January 1, 1998, between the Company and Eugene A. Salvadore. Filed herewith.

      10.12 Employment Agreement, effective January 1, 1998, between the Company and Kirk F. Vincent. Filed herewith.

      10.13 Company's Pension Plan, as amended and restated, effective January 1, 1993. Incorporated by reference to Exhibit 10.8 to the Company's Form S-1, Registration No. 33-69370.*

      10.14 Company's Salaried Employees' Pension Plan, as amended and restated, effective January 1, 1989. Incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.*

      10.15 Company's First Amendment to the Pension Plan, effective as of the dates noted therein, executed December 12, 1994. Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.16 Company's Salaried Employees' Pension Plan, as amended and restated effective January 1, 1989, as amended by amendment executed June 9, 1995. Incorporated by reference to Exhibit
                   10.3 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.17 Company's Executive Benefit Plan, as amended and restated, effective May 1, 1992. Incorporated by reference to Exhibit
                   10.10 to the Company's Form S-1, Registration No.
                   33-69370.*

      10.18 Company's Amendment to the Executive Benefit Plan, effective January 1, 1998. Filed herewith.

      10.19 Trust Agreement, dated July 21, 1987, between Products and Pittsburgh National Bank for Claude F. Kronk, with a schedule identifying other documents omitted and setting forth the material details in which such omitted documents differ from the document, a copy of which is filed. Incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1987.*

      10.20 Company's Capital Accumulation Plan, as amended and restated effective July 1, 1990, as amended by amendment executed July 10, 1995. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.21 Company's Amendment to Capital Accumulation Plan, effective as of January 1, 1997. Incorporated by reference to Exhibit
                   10.18 of the Company's Form 10-K filed on March 27, 1997.*

      10.22 Company's Amended and Restated Senior Management Incentive Plan, dated January 1, 1992, as amended by amendment dated January 1, 1993. Incorporated by reference to Exhibit 10.13 to the Company's Form S-1, Registration No. 33-69370. Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K filed on March 27, 1997.*

      10.23 Company's Second Amendment to Senior Management Incentive Plan, effective as of January 1, 1996. Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K filed on March 28, 1996.*

      10.24 Company's Third Amendment to Senior Management Incentive Plan, effective as of January 1, 1997. Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K filed on March 27, 1997.*

      10.25 Company's Fourth Amendment to Senior Management Incentive Plan, effective January 1, 1998. Filed herewith.

      10.26 Settlement Agreement, made as of June 1, 1988, as amended as of August 15, 1988, by and among LTV Steel Tubular Products Company, LTV Steel Company, Inc., The LTV Corporation, The Monongahela Connecting Railroad Company, Products and Specialty Materials Corporation, including Tolling Agreement attached thereto as Exhibit B. Incorporated by reference to Exhibits 10.27 and 10.28 to the Company's Form 8-K filed on October 20, 1988.*

      10.27 Indemnity Trust Agreement, dated September 30, 1986, between Products and Pittsburgh National Bank. Incorporated by reference to Exhibit 10.27 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474.*

      10.28 Form of Indemnification Agreement (including signature pages) among the Company and certain directors, officers and employees. Incorporated by reference to Exhibit 10.28 to the Company's Post-Effective Amendment No. 2 to Form S-1, Registration No. 33-10474, to Exhibit 10.28 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1987, and to Exhibits 10.24 and 10.31 to the Company's Post-Effective Amendment No. 1 to Form S-1, Registration No. 33-29398.*

      10.29 Amended and Restated 1993 Stock Incentive Plan of the Company, effective June 10, 1987. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed for the fiscal quarter ended June 30, 1997.*

      10.30 Lease Agreement, dated September 1, 1992, between Beaver County Industrial Development Authority and Products, with respect to the 6.6% pollution control revenue bonds. Incorporated by reference to Exhibit 10.24 to the Company's Form S-1, Registration No. 33-69370.*

      10.31 Agreement of Sale, dated June 1, 1978, between Beaver County Industrial Development Authority and Products (as successor to Colt Industries, Inc.), with respect to the 7% pollution control revenue bonds. Incorporated by reference to Exhibit
                   10.25 to the Company's Form S-1, Registration No. 33-69370.*

      10.32 $100,000,000 Credit Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to
                   Exhibit 10.4 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1995.*

      10.33 Amendment No. 1 to Credit Agreement dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on March 28, 1996.*

      10.34 $125,000,000 Term Loan Agreement dated July 14, 1995, among the Company, various banks, Mellon Bank, N.A., as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to
                   Exhibit 10.5 of the Company's Form 10-Q filed on June 30, 1995.*

      10.35 Amendment No. 1 to Term Loan Agreement, dated as of December 10, 1995, among the Company, various banks, Mellon Bank, N.A. as agent and Credit Lyonnais, Cayman Island Branch and Morgan Guaranty Trust of New York, as co-agents. Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K filed on March 28, 1996.*

      10.36 $125 Million Credit Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997.*

      10.37 $125 Million Term Loan Agreement dated June 30, 1997, among the Company, various banks, Mellon Bank, N.A., as agent. Incorporated by reference to Exhibit 10.2 to the company's Form 10-Q for the fiscal quarter ended June 30, 1997.*

      10.38 Research and Technology Agreement, dated as of October 1, 1993, between the Company and Usinor Sacilor (successor by merger to Ugine s.a.). Incorporated by reference to Exhibit
                   10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1993.*

      10.39 Indemnification Agreement dated August 1, 1995 between the Company and John A. Wallace. Incorporated by reference to
                   Exhibit 10.4 of the Company's Form 10-Q filed on September 30, 1995.*

      10.40 Form of Indemnification Agreement between the Company and each of Pierre F. de Ravel d'Esclapon, Michael J. Hiemstra and Jennings R. Lambeth. Incorporated by reference to Exhibit
                   10.32 to the Company's Form S-1, Registration No. 33-69370.*

      13.1         The following portion of the 1997 Annual Report to
                   Shareholders: pages 5 through 27 inclusive, and the sections entitled "Common Stock Data" and "Stock Exchange Listing" on page 31. Such Annual Report, except for those portions thereof which are expressly incorporated in this Form 10-K by reference, is not deemed "filed" with the Securities and Exchange Commission.

      22.1         List of Subsidiaries. Incorporated by reference to Exhibit
                   22.1 to the Company's Form 10-K filed on March 27, 1997.*

      23.2         Consent of Arthur Andersen LLP. Filed herewith.

      27.1         Financial Data Schedule. Filed herewith.

         *Incorporated by reference.