Form 10-Q
period 1998-03-31
J&L SPECIALTY STEEL INC
filed 1998-05-15
CIK 912599

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998

                                       or

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

Number of shares of Common Stock outstanding as of April 30, 1998:    38,763,000

================================================================================

                            J&L SPECIALTY STEEL, INC.
                                  SEC FORM 10-Q
                          Quarter Ended March 31, 1998

                                      Index


                                                                     Page No.
PART I.            FINANCIAL INFORMATION                             --------

    Item 1.        Financial Statements

                   Condensed Consolidated Statements
                      of Income                                         3

                   Condensed Consolidated Balance Sheets                4

                   Condensed Consolidated Statements of
                      Cash Flows                                        5

                   Notes to Condensed Consolidated
                      Financial Statements                              6

    Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                     8


PART II.           OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K                    11

    Signature                                                          12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            J&L SPECIALTY STEEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1998             1997
                                                   --------         ---------

Trade sales, net                                   $135,880         $165,095

Cost of products sold                               138,072          148,001
Depreciation and amortization expenses                8,733            5,920
Selling, general and administrative expenses          4,895            5,001
Research and technology expense                       1,463            1,567
Unusual item                                              -           (5,907)
                                                   --------         --------
    Operating income (loss)                         (17,283)          10,513

Interest expense                                      4,050              715
Interest income                                         (32)             (35)
Other (income) expense, net                             (88)             (41)
                                                   --------         --------
    Income (loss) before income taxes               (21,213)           9,874

Income tax expense (benefit)                         (6,797)           4,833
                                                   --------         --------
    Net income (loss)                              $(14,416)           5,041
                                                   ========         ========

Earning (loss) per common share:
    Basic                                          $   (.37)        $   .13
                                                   ========         ========

    Diluted                                        $   (.37)        $   .13
                                                   ========         ========



   The accompanying notes are an integral part of these financial statements.

                           J&L SPECIALTY STEEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                                            March 31,           December 31,
                                      ASSETS                                                  1998                 1997
                                                                                           -----------          ------------
                                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $    552             $  1,186
   Trade receivables, less allowances of
     $3,892 and $3,883, respectively                                                           61,169               61,392
   Inventories                                                                                157,285              151,115
   Income tax receivable                                                                       12,131                3,743
   Deferred income taxes                                                                       10,193                9,366
   Prepaid expenses and other current assets                                                      896                1,093
                                                                                             --------             --------
     Total current assets                                                                     242,226              227,895
                                                                                             --------             --------
Property, plant and equipment, net of accumulated depreciation
   of $112,154 and $105,137, respectively                                                     331,550              338,062
Goodwill, net of accumulated amortization
   of $70,716 and $69,082, respectively                                                       210,298              211,932
Deferred income taxes                                                                             270                4,569
Other noncurrent assets                                                                        10,006                9,933
                                                                                             --------             --------
     Total assets                                                                            $794,350             $792,391
                                                                                             ========             ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                    $ 73,232             $ 76,679
   Construction accounts payable                                                               13,880               15,288
   Accrued employee compensation and benefits                                                  18,328               21,136
   Other accrued liabilities                                                                   24,887               23,860
   Short-term debt                                                                             18,134               23,319
                                                                                             --------             --------
     Total current liabilities                                                                148,461              160,282
                                                                                             --------             --------
Long-term debt                                                                                252,353              222,583
Postretirement benefits liability                                                              54,584               53,473
Other noncurrent liabilities                                                                   20,199               19,547
Shareholders' equity:
   Preferred stock (par value $.01 per share; 2,000,000 shares
     authorized, no shares issued and outstanding)                                                  -                    -
   Common stock (par value $.01 per share; 100,000,000 shares
     authorized, 38,763,000 shares issued and outstanding)                                        388                  388
   Additional paid-in capital                                                                 312,252              311,823
   Retained earnings                                                                            7,697               25,989
   Unearned compensation                                                                       (1,584)              (1,694)
                                                                                             --------             --------
     Total shareholders' equity                                                               318,753              336,506
                                                                                             --------             --------
     Total liabilities and shareholders' equity                                              $794,350             $792,391
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

                            J&L SPECIALTY STEEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ---------     ---------
Cash flows from operating activities:
  Net cash provided (used)  by operating activities      $(20,771)     $    867
                                                         --------      --------

Cash flows from investing activities:
 Capital expenditures                                        (581)      (25,197)
                                                         --------      --------
  Net cash used by investing activities                      (581)      (25,197)
                                                         --------      --------

Cash flows from financing activities:
 Borrowings on lines of credit, net                        24,800        27,300
 Borrowings of industrial development notes, net             (215)        1,319
 Common stock dividends paid                               (3,867)       (3,867)
                                                         --------      --------
   Net cash provided by financing activities               20,718        24,752
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents         (634)          422
Cash and cash equivalents at beginning of period            1,186           499
                                                         --------      --------
Cash and cash equivalents at end of period               $    552      $    921
                                                         ========      ========


Supplemental disclosures of cash flow information:
     Cash paid (refunded) during the period for:
         Interest                                        $  4,547      $  2,624
         Income taxes                                      (2,911)          452


   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1    FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended March 31, 1998, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

NOTE 2    INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                             March 31,     December 31,
Inventories consisted of the following:        1998           1997
---------------------------------------      ---------     -----------
Raw materials                                $  15,923      $  18,621
Work-in-process                                113,126        107,572
Finished goods                                  33,644         40,270
                                             ---------      ---------
Total inventories at current cost              162,693        166,463
Less allowance to reduce current cost
      values to LIFO basis                      (5,408)       (15,348)
                                             ---------      ---------
     Total inventories                       $ 157,285      $ 151,115
                                             =========      =========

NOTE 3    UNUSUAL ITEM

In January 1997, the Company reached a settlement with a third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company. As a result of this settlement, the Company received a $5.9 million cash payment.

NOTE 4    EARNINGS PER SHARE

The first quarter 1998 basic earnings per share was calculated using 38,763,000 weighted average shares. Due to the net loss for the quarter, there were no reconciling dilutive securities, as the 890,000 outstanding options to purchase common stock would have been antidilutive had they been exercised. These options, with exercise prices ranging from $12.00 to $16.94 per share, expire during 2003 through 2006. The following is a reconciliation of the basic and diluted earnings per share computations for the first quarter of 1997:

                                                Three Months Ended
                                                  March 31, 1997
                                        --------------------------------------
                                         Net                      Earnings Per
                                        Income         Shares         Share
                                        ------       ----------       -----
Basic Earnings per Share                $5,041       38,670,000       $.13
Effect of Dilutive Securities:
     Common Stock Options                    -            1,981          -
                                        ------       ----------       ----
Diluted Earnings per Share              $5,041       38,671,981       $.13
                                        ======       ==========       ====


NOTE 5    NEW ACCOUNTING PRONOUNCEMENT

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 had no impact on the Company's financial statements, as no items of other comprehensive income were recorded in the accompanying interim financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three-month periods ended March 31, 1998 and 1997, respectively. This discussion should be read in connection with the information in the unaudited Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased to $135.9 million in the first quarter of 1998 from $165.1 million in the first quarter of 1997. This 17.7% reduction in net sales was due, in part, to a significant decrease in selling prices as the domestic stainless steel market continues to experience severe downward pricing pressure on commodity grade stainless steel. The Company's average stainless steel selling price was 9.3% or $165 per ton lower in the first quarter of 1998 versus the first quarter of 1997, and $73 per ton or 4.3% lower compared to the fourth quarter of 1997. Shipments for the first quarter of 1998 were 84,214 tons, down from the 92,761 tons shipped in the first quarter of 1997, despite a slight increase in cold rolled stainless steel shipments.

Excluding Direct Roll Anneal and Pickle ("DRAP") Line commissioning costs, cost of products sold decreased from $1,581 per ton in the first quarter of last year to $1,568 per ton in the first quarter of 1998, primarily due to lower raw material costs. DRAP Line commissioning costs in the first quarter of 1998 were $6.0 million or $71 per ton, versus $1.4 million or $15 per ton in the first quarter of 1997. Commissioning costs are expected to decline as direct shipments from the DRAP Line increase.

Depreciation and amortization expenses increased $2.8 million from the first quarter of 1997 primarily as a result of depreciation expense on the DRAP Line that was placed into service in the fourth quarter of 1997.

Included in operating income in the first quarter of 1997 is a pretax gain of $5.9 million. In January 1997, the Company reached a settlement with an unrelated, third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company. As a result of this settlement, the Company received a $5.9 million cash payment.

Interest expense increased by $3.3 million in the first quarter of 1998 compared to the first quarter of 1997 due to interest no longer being capitalized on the DRAP Line project and to an increase in outstanding debt. In the first quarter of 1997, $2.4 million of interest was capitalized.

The income tax benefit of $6.8 million on the 1998 first quarter pretax loss was limited by the amortization of the purchase accounting adjustment, primarily goodwill, not being deductible for income tax purposes. The 49% effective income tax rate for the first quarter of 1997 was higher than statutory income tax rates due to the goodwill amortization and other purchase accounting adjustments, which are not deductible for income tax purposes.

Due to the items described above, net loss for the first quarter of 1998 was $14.4 million or $.37 per share, compared with net income of $5.0 million or $.13 per share for the quarter ended March 31, 1997. The after tax effect of the one-time gain included in the first quarter of 1997 was $.09 per share. The startup costs of the DRAP Line reduced 1998 first quarter earnings by $.10 per share as compared to a $.02 per share reduction in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net borrowings of $24.6 million were used to meet operating activity requirements of $20.8 million, capital expenditures of $.6 million, and a dividend payment of $3.9 million on January 21, 1998. The Company's debt-to-total capitalization ratio at March 31, 1998 was 45.9%, up from 42.2% at December 31, 1997.

Working capital increased $26.2 million from the prior year end to $93.8 million as of March 31, 1998. The increase in working capital was primarily due to an increase in income tax receivable, higher inventories, lower accounts payable and lower short-term borrowings.

In addition to the $3.9 million dividend mentioned above, on February 20, 1998, the Company declared a quarterly cash dividend of $.10 per share. This dividend was paid on April 22, 1998 to shareholders of record as of the close of business on April 8, 1998.

The Company believes that cash flow provided by operating activities and amounts available from financial sources will enable it to satisfy planned capital expenditures and other cash requirements for the foreseeable future. Currently, the most significant financial restriction or covenant found in both the Company's revolving credit agreement and term loan agreement provides for a put option at the discretion of any of the banks if the Company's consolidated tangible net worth, as defined therein, is less than $100 million at the end of any fiscal quarter in 1998. As of March 31, 1998, the Company's consolidated tangible net worth, as defined in these agreements, was $120.8 million.

OTHER MATTERS

J&L has joined with three other producers of stainless steel plate in coils and several steel industry labor unions in filing an antidumping duty petition and a parallel countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission. These actions charge certain named countries with dumping coiled plate in the United States or being unfairly aided by foreign government subsidies. The petitions request antidumping and countervailing duties ranging up to 52.69%. These coiled plate cases will only affect a modest portion of the Company's product mix.

Note: This report contains forward-looking statements. Use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar statements represent the Company's current judgment on what the future holds. While the Company believes the forward-looking statements to be reasonable, a number of important factors could cause actual results to differ materially from those projected. Notably, the new DRAP Line utilizes novel technology which could result in unforeseen startup expense or delays. Furthermore, in the event the Company's operating margins or selling prices deteriorate and there are substantial adverse changes in financial markets, the Company can not be certain that cash flow from operating activities and amounts available from financial sources will satisfy its future cash requirements.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)         EXHIBITS


                  10.1 Documents relating to short term uncommitted bank lines of credit, including: (i) $10 million Comerica Bank; (ii) $20 million Mellon Bank, N.A., (iii) $16 million Bank Nationale de Paris, New York Branch; and
                           (iv) $10 million Credit Lyonnais, New York Branch.

                  27.1     Financial Data Schedule

      (b)         REPORTS ON FORM 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            J&L SPECIALTY STEEL, INC.
                            (Registrant)




May 15, 1998                /s/  KIRK F. VINCENT
                            --------------------
                            Kirk F. Vincent
                            Executive Vice President, Finance and
                            Administration and Chief Financial Officer
                            (Principal financial officer and
                            duly authorized signatory)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.           DESCRIPTION
-----------           -----------


10.1 Documents relating to short term uncommitted bank lines of credit, including: (i) $10 million Comerica Bank; (ii) $20 million Mellon Bank, N.A., (iii) $16 million Bank Nationale de Paris, New York Branch; and (iv) $10 million Credit Lyonnais, New York Branch.


27.1                  Financial Data Schedule