Form 10-Q
period 1998-06-30
J&L SPECIALTY STEEL INC
filed 1998-08-14
CIK 912599

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                        Commission file number 1-11126-60

                            J&L SPECIALTY STEEL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                      25-1564186
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           P.O. BOX  3373
    ONE PPG PLACE, PITTSBURGH, PA                          15230-3373
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

                                  412-338-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]


Number of shares of Common Stock outstanding as of July 31, 1998:  38,763,000

================================================================================

                            J&L SPECIALTY STEEL, INC.
                                  SEC FORM 10-Q
                           Quarter Ended June 30, 1998

                                      Index


                                                                                       Page No.
                                                                                       --------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Statements
               of Income                                                                   3

            Condensed Consolidated Balance Sheets                                          5

            Condensed Consolidated Statements of
               Cash Flows                                                                  6

            Notes to Condensed Consolidated
               Financial Statements                                                        7

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                                               9


PART II.    OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders                           13

    Item 6. Exhibits and Reports on Form 8-K                                              13

    Signature                                                                             14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            J&L SPECIALTY STEEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                     1998              1997
                                                                                     -----             ----

Trade sales, net                                                                    $127,575         $161,296

Cost of products sold                                                                128,401          150,968
Depreciation and amortization expenses                                                 8,656            6,206
Selling, general and administrative expenses                                           4,990            5,304
Research and technology expense                                                        1,460            1,501
                                                                                    --------         --------
   Operating income (loss)                                                          (15,932)          (2,683)

Interest expense                                                                       4,530            1,312
Interest income                                                                          (24)             (36)
Other (income) expense, net                                                              (75)             (20)
                                                                                    --------         --------
   Income (loss) before income taxes                                                 (20,363)          (3,939)

Income tax expense (benefit)                                                          (6,480)            (553)
                                                                                    --------         --------
   Net income (loss)                                                                $(13,883)        $ (3,386)
                                                                                    ========         ========

Earnings (loss) per common share:
  Basic                                                                             $   (.36)        $   (.09)
                                                                                    ========         ========
  Diluted                                                                           $   (.36)        $   (.09)
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

                            J&L SPECIALTY STEEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                       ----               ----

Trade sales, net                                                                     $ 263,455         $ 326,391

Cost of products sold                                                                  266,473           298,969
Depreciation and amortization expenses                                                  17,389            12,126
Selling, general and administrative expenses                                             9,885            10,305
Research and technology expense                                                          2,923             3,068
Unusual item                                                                                --            (5,907)
                                                                                      ---------         ---------
    Operating income (loss)                                                            (33,215)            7,830


Interest expense                                                                         8,580             2,027
Interest income                                                                            (56)              (71)
Other (income) expense, net                                                               (163)              (61)
                                                                                     ---------         ---------
    Income (loss) before income taxes                                                  (41,576)            5,935

Income tax expense (benefit)                                                           (13,277)            4,280
                                                                                     ---------         ---------
    Net income (loss)                                                                $ (28,299)        $   1,655
                                                                                     =========         =========

Earning (loss) per common share:
    Basic                                                                            $    (.73)        $     .04
                                                                                     =========         =========
    Diluted                                                                          $    (.73)        $     .04
                                                                                     =========         =========












   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                     June 30,         December 31,
                                   ASSETS                                              1998              1997
                                                                                    -----------       -----------
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                        $     807         $   1,186

   Trade receivables, less allowances of
     $3,876 and $3,883, respectively                                                   47,147            54,250
   Trade receivables from affiliates                                                    9,699             7,142
   Inventories                                                                        152,772           151,115
   Income tax receivable                                                               18,176             3,743
   Deferred income taxes                                                               10,729             9,366
   Prepaid expenses and other current assets                                              559             1,093
                                                                                    ---------         ---------

     Total current assets                                                             239,889           227,895
                                                                                    ---------         ---------
Property, plant and equipment, net of accumulated depreciation
   of $119,113 and $105,137, respectively                                             325,782           338,062
Goodwill, net of accumulated amortization
   of $72,351 and $69,082, respectively                                               208,663           211,932
Deferred income taxes                                                                      --             4,569

Other noncurrent assets                                                                10,003             9,933
                                                                                    ---------         ---------
     Total assets                                                                   $ 784,337         $ 792,391
                                                                                    =========         =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                           $  61,255         $  76,679
   Construction accounts payable                                                       13,567            15,288
   Accrued employee compensation and benefits                                          19,174            21,136
   Other accrued liabilities                                                           24,611            23,860
   Short-term debt                                                                     27,790            23,319
                                                                                    ---------         ---------
     Total current liabilities                                                        146,397           160,282
                                                                                    ---------         ---------
Long-term debt                                                                        252,141           222,583
Deferred income taxes                                                                   2,746                --
Postretirement benefits liability                                                      55,609            53,473
Other noncurrent liabilities                                                           20,505            19,547
Shareholders' equity:
   Preferred stock (par value $.01 per share; 2,000,000 shares
     authorized, no shares issued and outstanding)                                         --                --
   Common stock (par value $.01 per share; 100,000,000 shares
     authorized, 38,763,000 shares issued and outstanding)                                388               388
   Additional paid-in capital                                                         315,181           311,823
   Retained earnings (deficit)                                                         (7,155)           25,989
   Unearned compensation                                                               (1,475)           (1,694)
                                                                                    ---------         ---------
     Total shareholders' equity                                                       306,939           336,506
                                                                                    ---------         ---------
     Total liabilities and shareholders' equity                                     $ 784,337         $ 792,391
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

                            J&L SPECIALTY STEEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                          ----              ----
Cash flows from operating activities:
  Net cash provided (used) by operating activities                                      $(24,902)        $   3,254
                                                                                        --------         ---------

Cash flows from investing activities:
 Capital expenditures                                                                     (1,772)          (38,534)
                                                                                        --------         ---------

  Net cash used by investing activities                                                   (1,772)          (38,534)
                                                                                        --------         ---------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                                       34,800            41,800
 Refinancing of long-term bank loan                                                           --           125,000
 Repayment of long-term bank loan                                                             --          (125,000)
 Borrowings of industrial development loans, net                                            (771)            1,128
 Common stock dividends paid                                                              (7,734)           (7,734)
                                                                                        --------         ---------
   Net cash provided by financing activities                                              26,295            35,194
                                                                                        --------         ---------

Net increase (decrease) in cash and cash equivalents                                        (379)              (86)
Cash and cash equivalents at beginning of period                                           1,186               499
                                                                                        --------         ---------
Cash and cash equivalents at end of period                                              $    807         $     413
                                                                                        ========         =========


Supplemental disclosures of cash flow information Cash paid (refunded) during the period for:
         Interest                                                                       $  9,019         $   8,333
         Income taxes                                                                     (8,073)            5,735







   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended June 30, 1998, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.


                                              June 30,        December 31,
Inventories consisted of the following:         1998             1997
-------------------------------------        ---------        ----------
Raw materials                                $ 10,330         $ 18,621
Work-in-process                               124,343          107,572
Finished goods                                 23,947           40,270
                                             --------         --------
Total inventories at current cost             158,620          166,463
Less allowance to reduce current cost
      values to LIFO basis                     (5,848)         (15,348)
                                             --------         --------
     Total inventories                       $152,772         $151,115
                                             ========         ========


NOTE 3            UNUSUAL ITEM

In January 1997, the Company reached a settlement with a third-party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company. As a result of this settlement, the Company received a $5.9 million cash payment.

NOTE 4            EARNINGS PER SHARE

The second quarter 1998 and 1997 basic earnings per share were calculated using 38,763,000 and 38,670,000 weighted average shares, respectively. Due to the net loss for each quarter, there were no reconciling dilutive securities, as the 890,000 and 935,000 outstanding options to purchase common stock as of June 30, 1998 and 1997, respectively, would have been antidilutive had they been exercised. These options, with exercise prices ranging from $12.00 to $16.94 per share, expire during the years 2003 through 2006.

For the six months ended June 30, 1998 and 1997 basic earnings per share were calculated using 38,763,000 and 38,670,000 weighted average shares, respectively. Due to the net loss there were no reconciling dilutive securities in 1998. For the 1997 period, there were 1,668 dilutive common stock options and 38,671,668 shares were used to calculate diluted earnings per share.


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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three- and six-month periods ended June 30, 1998 and 1997, respectively. This discussion should be read in connection with the information in the unaudited Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 20.9% to $127.6 million in the second quarter of 1998 from $161.3 million in the second quarter of 1997. Net sales in the first six months of 1998 decreased 19.3% to $263.5 million compared with $326.4 in the 1997 period. The reduction in net sales for both periods was due to a significant decrease in selling prices and to a lesser extent a decrease in shipments. The domestic stainless steel market continued to experience severe downward pricing pressure on commodity grade stainless steel. The Company's average stainless steel selling price was 15.3% or $288 per ton lower in the second quarter of 1998 versus the second quarter of 1997. Average selling prices for the first half of 1998 decreased 12.3% from the first half of 1997. On August 7, 1998, the Company announced a price increase of approximately 5% on certain stainless steel hot rolled and cold rolled sheet, strip, and coiled plate products. The price increase is effective with shipments on or after October 4, 1998.

Shipments for the second quarter of 1998 were 80,279 tons, down from 85,938 tons shipped in the second quarter of 1997. Shipments for the first six months of 1998 were 164,493 tons, down from the 178,699 tons shipped in the first half of 1997. Both decreases were due to lower shipments of semi-finished products.

Excluding Direct Roll Anneal and Pickle ("DRAP") Line commissioning costs, cost of products sold decreased from $1,676 per ton in the second quarter of last year to $1,553 per ton in the second quarter of 1998, and from $1,627 per ton from the first half of 1997, to $1,561 per ton for the first half of 1998, primarily due to lower raw material costs. DRAP Line commissioning costs in the second quarter of 1998 were $3.8 million or $47 per ton versus $6.9 million or $80 per ton in the second quarter of 1997. For the first six months of 1998, DRAP Line commissioning costs were $9.7 million or $59 per ton versus $8.3 million or $46 per ton as compared to the same period a year ago.

Depreciation and amortization expenses for the second quarter of 1998 increased $2.5 million from the second quarter of 1997 and $5.3 million for the first half of 1998 as compared to the same year ago period. This increase was primarily a result of depreciation expense on the DRAP Line, which was placed into service in the fourth quarter of 1997.

Included in operating income in the first quarter of 1997 is a pretax gain of $5.9 million. In January 1997, the Company reached a settlement with an unrelated, third party vendor concerning a commercial dispute relating to the quality of certain material purchased by the Company.

Interest expense increased $3.2 million in the second quarter of 1998 compared to the second quarter of 1997 and $6.6 million in the first half of 1998 versus the first half of 1997. The increases were due to interest no longer being capitalized on the DRAP Line project and an increase in outstanding debt. The capitalized interest amount for the second quarter and the first six months of 1997 was $2.4 million and $4.8 million, respectively.

The Company's reported income tax benefits in both 1998 and 1997 were limited by the amortization of the purchase accounting adjustment, primarily goodwill, not being deductible for income tax purposes. The income tax expense for the six month period ended June 30, 1997 resulted in an effective tax rate higher than statutory income tax rates due to the goodwill amortization and other purchase accounting adjustments, which are not deductible for income tax purposes.

Due to the items described above, the net loss for the second quarter of 1998 was $13.9 million or $.36 per share, compared with net loss of $3.4 million or $.09 per share for the second quarter of 1997. The after tax effect of the one-time gain included in the first quarter of 1997 was $.09 per share. For the first six months of 1998, the net loss was $28.3 million, or $.73 per share, compared with net income of $1.7 million, or $.04 per share, in the same 1997 period. The startup costs of the DRAP Line reduced 1998 second quarter earnings by $.06 per share as compared to a $.11 per share reduction in the second quarter of 1997. During the first six months of 1998, DRAP Line startup costs reduced earnings by $.16 per share as compared to a reduction of $.13 per share for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net borrowings of $34.0 million were used to meet operating activity requirements of $24.9 million, capital expenditures of $1.8 million, and a dividend payments of $7.7 million. The Company's debt-to-total capitalization ratio at June 30, 1998 was 47.7%, up from 42.2% at December 31, 1997.

Working capital increased $25.9 million from the prior year end to $93.5 million as of June 30, 1998. The increase in working capital was primarily due to an increase in the income tax receivable and lower accounts payable.

The Company declared a quarterly cash dividend of $.025 per share on May 29, 1998. This dividend was paid on July 22, 1998 to shareholders of record as of the close of business on July 8, 1998.

Currently, the Company's revolving credit agreement and term loan agreement contain certain financial covenants that the Company is required to meet, including a minimum adjusted consolidated tangible net worth covenant and a consolidated leverage ratio covenant. These agreements provide for a put option at the discretion of any of the banks if the Company's consolidated tangible net worth, as defined therein, is less than $100 million at the end of any fiscal quarter in 1998 or if its consolidated leverage ratio is less than .55. As of June 30, 1998, the Company's consolidated tangible net worth, as defined in these agreements, was $110.6 million and its consolidated leverage ratio was
 .48. The Company has been considering actions necessary to avoid a violation of these covenants. Based on these considerations, the Company believes that it will be able to satisfy planned capital expenditures and other cash requirements for the foreseeable future and avoid a violation of the financial covenants contained in its loan agreements.


OTHER MATTERS

J&L has joined with other producers of stainless steel and several steel industry labor unions in filing an antidumping duty petition and a parallel countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission (ITC). These actions charge certain named countries with dumping coiled sheet, strip and plate in the United States or being unfairly aided by foreign government subsidies.

In mid-May, the ITC unanimously found preliminary likelihood of injury of the domestic industry in the stainless steel plate in coil form case and this case continues to the Department of Commerce. The ITC has not yet reached a decision in the stainless steel sheet and strip case.

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. The Company is modifying its mainframe computer systems and anticipates all mainframe and intermediary system modifications will be completed by the end of 1998. Total costs for such modifications are expected not to exceed $3 million and are being expensed as incurred. The Company is reviewing its computer controlled manufacturing equipment for year 2000 issues. Based upon an inventory of potentially affected equipment and initial modification efforts, the overall cost for any necessary modifications to this equipment is not expected to be material. It is anticipated that any necessary modifications will be substantially completed by the end of 1998. Also, the Company is communicating with companies with which it has important commercial relationships to minimize the risks associated with year 2000 compliance.

In the second quarter of 1998, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This new statement establishes standards for the accounting and reporting of financial instruments based on the Board's conclusion that the fair values of financial assets and liabilities provide more relevant and understandable information than cost based measures. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 becomes effective January 1, 2000. The impact that SFAS No. 133 will have on the Company's financial statements has not been determined at this time; however, given the Company's limited use of derivative financial instruments the impact of adoption is not expected to be significant.

Note: This report contains forward-looking statements. Use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar statements represent the Company's current judgment on what the future holds. While the Company believes the forward-looking statements to be reasonable, a number of important factors could cause actual results to differ materially from those projected. Notably, the new DRAP Line utilizes novel technology which could result in unforeseen startup expense or delays. Furthermore, in the event the Company's financial results do not improve or there are substantial adverse changes in financial markets, the Company can not be certain that cash flow from operating activities and amounts available from financial sources will satisfy its future cash requirements, or that it will be able to avoid a violation of the financial covenants contained in its loan agreements. Also, the year 2000 issue could involve unexpected issues and require additional costs.

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 annual meeting of shareholders was held on May 29, 1998. The five nominees for terms expiring in 2001 named in the proxy statement for the meeting were elected as Directors of the Company. The number of votes for each nominee was:

                                Votes For                  Votes Withheld
                                ---------                  --------------
William S. Dietrich, II        37,129,151                      137,669
Jean Didier Dujardin           37,129,120                      137,700
Claude F. Kronk                37,120,365                      146,455
Michel Le Page                 37,129,045                      137,775
Gerard Martel                  35,569,465                    1,697,355

In addition to the above directors elected at the meeting, Guy R. Dolle, Gerard Picard, Francis Mer, Eugene A. Salvadore, Pierre F. de Ravel d'Esclapon, Robert Hudry, Michel J. Longchampt, and John J. Sheehan, are continuing as directors of the Company.

The shareholders also voted on and approved the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal year 1998. The number of votes cast for approval was 37,234,712, against was 16,907 and the number abstaining was 15,201.

There were no broker non-votes in connection with any of the matters voted on at the meeting.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)   EXHIBITS

               27.1 Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

               Registrant filed the following reports on Form 8-K relating to
               Item 5 thereof: JUNE 17, 1998- On June 10, 1998, the Company filed Antidumping Duty and Countervailing Duty Petitions with the International Trade Commission of the U.S. Department of Commerce and the U.S. International Trade Commission regarding stainless sheet and strip in coils, requesting that countervailing duties be imposed on Italy and South Korea and that anti-dumping duties be imposed on Germany, Italy, Japan, Mexico, South Korea, Taiwan and the United Kingdom.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           J&L SPECIALTY STEEL, INC.
                           (Registrant)




August 14, 1998             /s/  KIRK F. VINCENT
                            --------------------
                            Kirk F. Vincent
                            Executive Vice President, Finance and
                            Administration and Chief Financial Officer
                            (Principal financial officer and
                            duly authorized signatory)

                                  EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------


27.1                  Financial Data Schedule