Form 10-Q
period 1998-09-30
J&L SPECIALTY STEEL INC
filed 1998-11-16
CIK 912599

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1998

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of October 31, 1998: 38,758,000

================================================================================

                            J&L SPECIALTY STEEL, INC.
                                  SEC FORM 10-Q
                        Quarter Ended September 30, 1998

                                      Index


                                                                        Page No.
                                                                        --------
PART I.            FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Condensed Consolidated Statements
                      of Income                                               3

                   Condensed Consolidated Balance Sheets                      5

                   Condensed Consolidated Statements of
                      Cash Flows                                              6

                   Notes to Condensed Consolidated
                      Financial Statements                                    7

    Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                           9


PART II.           OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K                           15

    Signature                                                                 16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                            J&L SPECIALTY STEEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                      1998                  1997
                                                                                    --------              --------
Trade sales, net                                                                   $  110,172            $ 142,561

Cost of products sold                                                                 109,763              136,562
Depreciation and amortization expenses                                                  8,665                6,066
Selling, general and administrative expenses                                            5,709                4,824
Research and technology expense                                                         1,453                1,463
Unusual item                                                                                -              (10,000)
                                                                                   ----------          -----------
    Operating income (loss)                                                           (15,418)               3,646

Interest expense                                                                        4,714                1,043
Interest income                                                                           (27)                 (22)
Other (income) expense, net                                                               197                  (68)
                                                                                   ----------          -----------
     Income (loss) before income taxes                                                (20,302)               2,693

Income tax expense (benefit)                                                           (8,907)               2,038
                                                                                   ----------          -----------

    Net income (loss)                                                              $  (11,395)         $       655
                                                                                   ==========          ===========

Earnings (loss) per common share:
    Basic                                                                          $     (.29)         $       .02
                                                                                   ==========          ===========
    Diluted                                                                        $     (.29)         $       .02
                                                                                   ==========          ===========




   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                     1998                  1997
                                                                                   --------              --------
Trade sales, net                                                                  $  373,627            $ 468,952

Cost of products sold                                                                376,236              435,531
Depreciation and amortization expenses                                                26,054               18,192
Selling, general and administrative expenses                                          15,594               15,129
Research and technology expense                                                        4,376                4,531
Unusual item                                                                               -              (15,907)
                                                                                  ----------           ----------
    Operating income                                                                 (48,633)              11,476

Interest expense                                                                      13,294                3,070
Interest income                                                                          (83)                 (93)
Other (income) expense, net                                                               34                 (129)
                                                                                  ----------           ----------
     Income (loss) before income taxes                                               (61,878)               8,628

Income tax expense (benefit)                                                         (22,184)               6,318
                                                                                  ----------           ----------

    Net income (loss)                                                             $  (39,694)          $    2,310
                                                                                  ==========           ==========

Earnings (loss) per common share:
 Basic                                                                            $    (1.02)          $      .06
                                                                                  ==========           ==========
 Diluted                                                                          $    (1.02)          $      .06
                                                                                  ==========           ==========



   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                               September 30,        December 31,
                                       ASSETS                                                      1998                 1997
                                                                                               -------------        ------------
                                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                                     $  1,137             $  1,186
   Trade receivables, less allowances of
     $3,857 and $3,883, respectively                                                               46,920               54,250
   Trade receivables from affiliates                                                                7,753                7,142
   Inventories                                                                                    152,781              151,115
   Income tax receivable                                                                           20,711                3,743
   Deferred income taxes                                                                            9,740                9,366
   Prepaid expenses and other current assets                                                        1,345                1,093
                                                                                                 --------             --------
     Total current assets                                                                         240,387              227,895
                                                                                                 --------             --------
Property, plant and equipment, net of accumulated depreciation
    of $126,071  and $105,137, respectively                                                       319,974              338,062
Goodwill, net of accumulated amortization
    of $73,998 and $69,082, respectively                                                          207,016              211,932
Deferred income taxes                                                                               5,104                4,569
Other noncurrent assets                                                                             9,979                9,933
                                                                                                 --------             --------
    Total assets                                                                                 $782,460             $792,391
                                                                                                 ========             ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                        $ 57,479             $ 76,679
   Construction accounts payable                                                                   13,022               15,288
   Accrued employee compensation and benefits                                                      16,816               21,136
   Other accrued liabilities                                                                       22,361               23,860
   Short-term debt                                                                                 33,696               23,319
                                                                                                 --------             --------
   Total current liabilities                                                                      143,374              160,282
                                                                                                 --------             --------
Long-term debt                                                                                    266,906              222,583
Postretirement benefits liability                                                                  56,098               53,473
Other noncurrent liabilities                                                                       20,978               19,547
Shareholders' equity:
   Preferred stock (par value $.01 per share; 2,000,000
      shares authorized, no shares issued and outstanding)                                              -                    -
   Common stock (par value $.01 per share; 100,000,000
      shares authorized, 38,763,000 shares issued and outstanding)                                    388                  388
   Additional paid-in capital                                                                     315,611              311,823
   Retained earnings (deficit)                                                                    (19,529)              25,989
   Unearned compensation                                                                           (1,366)              (1,694)
                                                                                                 --------             --------
     Total shareholders' equity                                                                   295,104              336,506
                                                                                                 --------             --------
     Total liabilities and shareholders' equity                                                  $782,460             $792,391
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

                            J&L SPECIALTY STEEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                           1998            1997
                                                                                         --------        ---------
Cash flows from operating activities:
  Net cash provided (used) by operating activities                                       $(43,127)        $  9,154
                                                                                         --------        ---------

Cash flows from investing activities:
 Capital expenditures                                                                      (2,922)         (50,561)
                                                                                         --------        ---------
  Net cash used by investing activities                                                    (2,922)         (50,561)
                                                                                         --------        ---------

Cash flows from financing activities:
 Borrowings on lines of credit, net                                                        55,700           52,300
 Refinancing of long-term bank loan                                                             -          125,000
 Repayment of long-term bank loan                                                               -         (125,000)
 Borrowings of industrial development notes, net                                           (1,000)             942
 Common stock dividends paid                                                               (8,700)         (11,601)
                                                                                         --------        ---------
   Net cash provided by financing activities                                               46,000           41,641
                                                                                         --------        ---------

Net (decrease) increase in cash and cash equivalents                                          (49)             234
Cash and cash equivalents at beginning of period                                            1,186              499
                                                                                         --------        ---------
Cash and cash equivalents at end of period                                               $  1,137        $     733
                                                                                         ========        =========



Supplemental disclosures of cash flow information:
     Cash paid (refunded) during the period for:
         Interest                                                                        $ 13,673        $  10,825
         Income taxes                                                                      (8,061)           5,771



   The accompanying notes are an integral part of these financial statements.

                            J&L SPECIALTY STEEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1            FINANCIAL STATEMENTS

The information contained in these financial statements and notes for the quarter ended September 30, 1998, should be read in conjunction with the audited financial statements and notes contained in the J&L Specialty Steel, Inc. Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying unaudited Condensed Consolidated Financial Statements of J&L Specialty Steel, Inc. (the "Company" or "J&L") have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The condensed interim statements do not include all of the information and footnotes required for complete financial statements. It is management's opinion that all adjustments (including all normal recurring adjustments) considered necessary for a fair presentation have been made; however, results for the interim period are not necessarily indicative of results to be expected for the full year.

NOTE 2            INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials in all levels of inventory are valued using the last in, first out ("LIFO") method. The remaining costs of work-in-process and finished goods inventories are valued using the specific identification cost method.

                                                                       September 30,                December 31,
Inventories consisted of the following:                                     1998                        1997
                                                                       -------------                ------------
Raw materials                                                             $ 11,141                    $ 18,621
Work-in-process                                                            106,537                     107,572
Finished goods                                                              33,777                      40,270
                                                                          --------                    --------
Total inventories at current cost                                          151,455                     166,463
Allowance to (reduce) increase current cost values
to LIFO basis                                                                1,326                     (15,348)
                                                                          --------                    --------
    Total inventories                                                     $152,781                    $151,115
                                                                          ========                    ========

NOTE 3            UNUSUAL ITEMS

During the first and third quarters of 1997, the Company reached settlements with third-party vendors concerning commercial disputes relating to the quality of certain material purchased by the Company. As a result of these settlements, the Company recorded pretax gains of $5.9 million in the first quarter and $10.0 million in the third quarter.

NOTE 4            EARNINGS PER SHARE

The third quarter 1998 and 1997 basic earnings per share were calculated using 38,763,000 and 38,670,000 weighted average shares, respectively. Due to the net loss in 1998, there were no reconciling dilutive securities, as the 890,000 outstanding options to purchase common stock as of September 30, 1998 would have been antidilutive had they been exercised. These options, with exercise prices ranging from $12.00 to $16.94 per share, expire during the years 2003 through 2006. For the 1997 period, there were 1,488 dilutive common stock options and 38,671,488 shares were used to calculate diluted earnings per share.

For the nine months ended September 30, 1998 and 1997 basic earnings per share were calculated using 38,763,000 and 38,670,000 weighted average shares, respectively. Due to the net loss there were no reconciling dilutive securities in 1998. For the 1997 period, there were 1,648 dilutive common stock options and 38,671,648 shares were used to calculate diluted earnings per share.


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


NOTE 6            SUBSEQUENT EVENT

On November 5, 1998, Usinor and the Company entered into a definitive merger agreement pursuant to which Usinor will offer to acquire for cash all the issued and outstanding shares of the J&L common stock that it does not already own for $6.375 per share. There are 18,033,000 outstanding shares of J&L common stock not currently owned by Usinor representing approximately 46.5% of the outstanding shares.

On November 12, 1998, a wholly owned subsidiary of Usinor commenced a cash tender offer to acquire all the J&L shares. Unless a majority of the shares not already owned by Usinor are validly tendered and not withdrawn, Usinor may not purchase any shares in such tender offer without the consent of the Special Committee of the Board of Directors. The tender offer is subject to other customary conditions. Following the successful completion of the tender offer, the agreement contemplates that a merger will be effected, in which the remaining shareholders of J&L will be entitled to receive $6.375 per share net in cash. Following the merger, J&L will become a wholly owned subsidiary of Usinor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three- and nine-month periods ended September 30, 1998 and 1997, respectively. This discussion should be read in connection with the information in the unaudited Condensed Consolidated Financial Statements and the notes pertaining thereto.

RESULTS OF OPERATIONS

Net sales decreased 22.7% to $110.2 million in the third quarter of 1998 from $142.6 million in the third quarter of 1997. Net sales in the first nine months of 1998 decreased 20.3% to $373.6 million compared with $469.0 million in the 1997 period. The reduction in net sales for both periods was due to a significant decrease in selling prices and to a lesser extent decreases in shipments of 9.1% and 8.3%, respectively. The domestic stainless steel market continued to experience severe downward pricing pressure on commodity grade stainless steel. The Company's average stainless steel selling price was 15.0% or $273 per ton lower in the third quarter of 1998 versus the third quarter of 1997. Average selling prices for the first nine months of 1998 decreased 13.1% or $239 per ton from the first nine months of 1997. Effective with shipments on or after October 4, 1998, the Company began implementing the announced price increase of approximately 5% on certain stainless steel hot rolled and cold rolled sheet, strip, and coiled plate products.

Shipments for the third quarter of 1998 were 71,299 tons, down from 78,403 tons shipped in the third quarter of 1997. Shipments for the first nine months of 1998 were 235,792 tons, down from the 257,102 tons shipped in the first nine months of 1997. Both decreases involved lower shipments of semi-finished products, with the quarter to quarter decrease also resulting from lower cold rolled stainless steel shipments.

Cost of products sold, excluding Direct Roll Anneal and Pickle ("DRAP") Line commissioning costs, decreased from $1,614 per ton in the third quarter of last year to $1,523 per ton in the third quarter of 1998, and from $1,623 per ton in the first nine months of 1997, to $1,549 per ton in the first nine months of 1998. These decreases were primarily due to lower raw material costs. DRAP Line commissioning costs in the third quarter of 1998 were $1.2 million or $16 per ton versus $10.0 million or $127 per ton in the third quarter of 1997. For the first nine months of 1998, DRAP Line commissioning costs were $10.9 million or $46 per ton versus $18.3 million or $71 per ton in the same period a year ago.

Depreciation and amortization expenses for the third quarter of 1998 increased $2.6 million from the third quarter of 1997 and $7.9 million for the first nine months of 1998 as compared to the same year ago period. This increase was primarily a result of depreciation expense on the DRAP Line, which was placed into service in the fourth quarter of 1997.

During the first and third quarters of 1997, the Company reached settlements with third-party vendors concerning commercial disputes relating to the quality of certain material purchased by the Company. As a result of these settlements, the Company recorded pretax gains of $5.9 million in the first quarter and $10.0 million in the third quarter of 1997.

Interest expense increased $3.7 million in the third quarter of 1998 compared to the third quarter of 1997 and $10.2 million in the first nine months of 1998 versus the first nine months of 1997. The increases were due to interest no longer being capitalized on the DRAP Line project and an increase in outstanding debt. The capitalized interest amount for the third quarter and the first nine months of 1997 was $2.6 million and $7.4 million, respectively.

The Company's reported income tax benefits in 1998 included the recognition of $2.3 million in favorable tax settlements. The overall tax benefit was limited by the amortization of the purchase accounting adjustment, primarily goodwill, not being deductible for income tax purposes. The income tax expense for the third quarter and nine months of 1997 resulted in an effective tax rate higher than statutory income tax rates due to the amortization of the purchase accounting adjustments, primarily goodwill.

Due to the items described above, the net loss for the third quarter of 1998 was $11.4 million or $.29 per share, compared with net income of $.7 million or $.02 per share for the third quarter of 1997. The after tax effect of the one-time gain included in the third quarter of 1997 was $.16 per share. For the first nine months of 1998, the net loss was $39.7 million, or $1.02 per share, compared with net income of $2.3 million, or $.06 per share, in the same 1997 period. Included in the 1997 nine-month period were one-time gains of $.25 per share. The startup costs of the DRAP Line reduced 1998 third quarter earnings by $.02 per share as compared to a $.16 per share reduction in the third quarter of 1997. During the first nine months of 1998, DRAP Line startup costs reduced earnings by $.18 per share as compared to a reduction of $.29 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net borrowings of $54.7 million were used to meet operating activity requirements of $43.1 million, capital expenditures of $2.9 million, and dividend payments of $8.7 million. The Company's debt-to-total capitalization ratio at September 30, 1998 was 50.5%, up from 42.2% at December 31, 1997.

Working capital increased $29.4 million from the prior year-end to $97.0 million as of September 30, 1998. The increase in the income tax receivable and the decrease in accounts payable were the most significant changes that affected working capital.

Given the very difficult market conditions throughout the stainless steel industry and the resulting negative impact this has had on the Company's financial position, the Company indefinitely postponed a decision on the construction of a state-of-the-art Steckel Mill at the Company's Midland facility. Also, the Company delayed a new temper mill project at the Louisville plant by approximately six months.

The Company declared a quarterly cash dividend of $.025 per share on September 25, 1998. This dividend was paid on October 21, 1998 to shareholders of record as of the close of business on October 7, 1998.

On September 3, 1998, the Company and three wholly owned subsidiaries of Usinor, entered into an accounts receivable securitization program. The program established a trust, to which the four companies sell certain qualifying trade receivable accounts. The trust pools the accounts it buys and sells an interest in them to a commercial paper conduit. While the other three companies began selling receivables under the program on the closing date, as a result of restrictions contained in the Company's loan agreements, the Company must obtain the consent of its primary lenders prior to participating. The Company's maximum participation in the program is $45 million. If the Company were participating as of September 30, 1998, it could have obtained approximately $30 million under this program. The Company anticipates obtaining the consent of its lenders, and is expecting to begin its participation before the end of the year.

Currently, the Company's revolving credit agreement and term loan agreement contain certain financial covenants that the Company is required to meet, including a minimum adjusted consolidated tangible net worth covenant and a consolidated leverage ratio covenant. These agreements provide for a put option at the discretion of any of the banks if the Company's consolidated tangible net worth, as defined therein, is less than $100 million at the end of any fiscal quarter in 1998 or if its consolidated leverage ratio is greater than .55. As of September 30, 1998, the Company's consolidated tangible net worth, as defined in these agreements, was $100.4 million and its consolidated leverage ratio was
 .50. Also, the agreements limit the amount of uncommitted short term lines of credit that the Company may utilize. The Company's total borrowing availability as of September 30, 1998, was $17.2 million, and as of October 31, 1998, was $13.7 million.

The Company, the Company's parent (Usinor), and the Company's lenders have discussed the Company's current financial situation and are considering actions necessary to maintain the Company's liquidity and avoid a violation of the consolidated tangible net worth and consolidated leverage ratio covenants. While it is not possible to determine the specific actions to be taken at this time, the ultimate outcome is expected to involve an amendment of the above loan agreements, including a Usinor guarantee of such debt, and obtainment of additional sources of liquidity, including the accounts receivable securitization facility. Based on these considerations, the Company believes that it will be able to satisfy planned capital expenditures and other cash requirements for the foreseeable future and avoid any violation of the financial covenants contained in its loan agreements.

TENDER OFFER

On November 5, 1998, Usinor and the Company entered into a definitive merger agreement pursuant to which Usinor will offer to acquire for cash all the issued and outstanding shares of the J&L common stock that it does not already own for $6.375 per share. There are 18,033,000 outstanding shares of J&L common stock not currently owned by Usinor representing approximately 46.5% of the outstanding shares.

On November 12, 1998, a wholly owned subsidiary of Usinor commenced a cash tender offer to acquire all the J&L shares. Unless a majority of the shares not already owned by Usinor are validly tendered and not withdrawn, Usinor may not purchase any shares in such tender offer without the consent of the Special Committee of the Board of Directors. The tender offer is subject to other customary conditions. Following the successful completion of the tender offer, the agreement contemplates that a merger will be effected, in which the remaining shareholders of J&L will be entitled to receive $6.375 per share net in cash. Following the merger, J&L will become a wholly owned subsidiary of Usinor.

TRADE CASES

J&L has joined with other producers of stainless steel and several specialty steel industry labor unions in filing antidumping duty petitions and parallel countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (ITC). These actions charge certain named countries with dumping coiled sheet, strip and plate in the United States or being unfairly aided by foreign government subsidies. In early November, the petitioners in the sheet and strip case filed a "critical circumstances" charge with the Department of Commerce accusing manufacturers in five named countries with resorting to a massive surge in imports to avoid duties.

In the stainless steel plate in coil form case, the Department of Commerce announced on September 1, 1998, preliminary countervailing duties on imports of stainless steel plate in coil form from the four named countries, ranging from 1% to 68%. In late October the Department of Commerce announced preliminary antidumping duties on imports of stainless steel plate in coil form from the six named countries, ranging from 3% to 68%. The final Department of Commerce order on this trade case is scheduled to be issued in early March of 1999.

In the stainless steel sheet and strip case, the Department of Commerce announced on November 10, 1998, preliminary countervailing duties on imports from three named countries, ranging from .75% to 59%. The Department of Commerce is expected to announce preliminary antidumping duties in mid-December for the eight named countries. The final Department of Commerce order on the sheet and strip case is scheduled for April, 1999.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. In 1997 the Company developed and began working on a plan to identify and assess the Company processes that might be impacted by the data processing difficulties arising from the year 2000 date change. The Company has been modifying its mainframe computer systems in accordance with this plan. Currently, approximately 90% of the mainframe and intermediary system modifications have been completed and tested, with the remaining 10% expected to be completed and tested by the end of 1998. Following such modifications, additional testing of all critical mainframe computer systems will be performed throughout 1999 to confirm that all material aspects of the year 2000 problem have been identified and addressed prior to the date change.

In early 1998 the Company began a systematic assessment of its computer controlled manufacturing equipment. Approximately 85% of the systems and devices have been tested for year 2000 capability. Approximately 75% of the systems are determined to be compliant, and all remaining systems will be tested. Those systems which are not year 2000 capable will be modified or replaced. The remaining systems are expected to be compliant before the year 2000.

The Company exchanges data electronically with vendors and customers and this electronic exchange could be affected by the year 2000 issue. Testing of new year 2000 compliant electronic data interchange software will be performed with these third parties in 1999. The Company has sent letters to its significant vendors asking them to discuss their readiness for the year 2000 issue. The responses are being evaluated for purposes of identifying vendors that may not have adequate plans for minimizing the risks associated with the year 2000 issue. If any such companies are identified, appropriate contingency plans will be developed.

Total costs for year 2000 modifications are not expected to exceed $4 million and are being expensed as incurred. Since the Company expects to have completed and tested all of its internal computer systems year 2000 solutions well in advance of the year 2000 date change, at this time the Company has not developed any contingency plans for the event of not being ready. Specific contingency plans will be developed in 1999 if and when deemed necessary.

NEW ACCOUNTING STANDARD

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Use of the words "outlook," "anticipates," "believes," "estimate," "expect" and similar statements represent the Company's current judgment on what the future holds. While the Company believes the forward-looking statements to be reasonable, a number of important factors could cause actual results to differ materially from those projected. Notably, the new DRAP Line utilizes novel technology which could result in further unforeseen startup expense or delays. Furthermore, in the event the Company is unable to arrange additional borrowing availability, the Company's financial results do not improve, the Company and Usinor are not able to reach agreement with the Company's primary banks on the terms of an amendment to the Company's loan agreements or a Usinor debt guarantee, or there are substantial adverse changes in financial markets, the Company can not be certain that cash flow from operating activities and amounts available from financial sources will satisfy its future cash requirements, or that it will be able to avoid a violation of the financial covenants contained in its loan agreements. While the scope of the Company's year 2000 plan is considered comprehensive, there may be year 2000 issues that have not been identified, the impact of which could be material to the Company. The cost of year 2000 solutions could be significantly greater than the estimates because of numerous reasons, such as changes in the availability or costs for trained personnel or changes to solution plans or identification of other year 2000 matters. Also, failure of third parties being ready for the year 2000 could adversely affect the Company.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

                  27.1     Financial Data Schedule

                  10.1 Document related to short term uncommitted bank line of credit for $10 million with Comerica Bank dated October 1, 1998.

(b)               REPORTS ON FORM 8-K

                  Registrant filed the following reports on Form 8-K relating to
                  Item 5 thereof:

                  ---------------------------------------------------------------------------------------------------
                                    DATE                                          DESCRIPTION
                  ---------------------------------------------------------------------------------------------------
                  SEPTEMBER 23, 1998                        Announcement that Usinor made a cash merger proposal to
                                                            acquire the remaining outstanding shares of J&L stock
                                                            at $5.75 per share.
                  ---------------------------------------------------------------------------------------------------
                  OCTOBER 30,1998                           Usinor and J&L announced they entered into a definitive
                                                            merger agreement pursuant to which Usinor would offer
                                                            to buy the shares of J&L it did not already own for
                                                            $6.25 per share.
                  ---------------------------------------------------------------------------------------------------
                  NOVEMBER 4, 1998                          Announcement that the Special Committee was withdrawing
                                                            its prior recommendation that shareholders accept the
                                                            $6.25 per share offer by Usinor, in light of
                                                            additional information that required further study.
                  ---------------------------------------------------------------------------------------------------
                  NOVEMBER 5, 1998                          Usinor and J&L announced they entered into a new
                                                            definitive merger agreement in which Usinor would offer
                                                            to buy the shares of J&L it did not already own for
                                                            $6.375 per share.
                  ---------------------------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J&L SPECIALTY STEEL, INC.
                                    (Registrant)




November 16, 1998                   /s/ Kirk F. Vincent
                                    ------------------------------------------
                                    Kirk F. Vincent
                                    Executive Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal financial officer and
                                    duly authorized signatory)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.           DESCRIPTION
-----------           -----------

10.1 Document related to short term uncommitted bank line of credit for $10 million with Comerica Bank dated October 1, 1998.

27.1                  Financial Data Schedule